Form 10QSB
period 2002-10-31
DSE FISHMAN INC
filed 2002-12-20
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-49993 and

DSE FISHMAN, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-52284320
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

501 Manatee Avenue, Suite B,
Holmes Beach, Florida 34217
(Address of principal executive offices)

(941) 779-2243
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of November 30, 2002.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

DSE FISHMAN, INC.
INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.
(A Development Stage Company)
Balance Sheet
October 31, 2002
(Unaudited)

ASSETS

                            CURRENT ASSETS:

                            Cash                                                                                                                      $                     -

Total Current Assets                                                                                                                   -

TOTAL ASSETS                                                                                                $                     -

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                                                               $                     -

                              Total Current Liabilities                                                                                                              -

                              STOCKHOLDERS’ EQUITY:

                              Preferred stock at $0.001 par value; 1,000,000 shares

                              authorized, -0- outstanding                                                                                                         -

                              Common stock at $0.001 par value; authorized 24,000,000

                                shares; 9,000,000 shares issued and outstanding                                                                9,000

                               Additional paid-in capital                                                                                                    1,000

                               Deficit accumulated during the development stage                                                             (10,000)

                                    Total Stockholders’ Equity                                                                                                     -

                                    TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                         $                     -

The accompanying notes are an integral part of these financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2002	Cumulative July 15, 2002 (inception) to October 31, 2002

Revenue	$ -	$ -

Organization and related expenses	-	10,000

Net loss	$ -	$ (10,000)

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2002	Cumulative From July 15, 2002 (inception) to October 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ -	$ (10,000)
Noncash services received to and		10,000

Net Cash (Used) by Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:	-	-
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

DSE Fishman, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended July 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on July 31.

Provision for Taxes

At October 31, 2002, the Company had net operating loss carryforwards of approximately $10,000 that may be offset against future Federal taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:

Income tax benefit at statutory rate	$ 3,800
Valuation allowance	(3,800)

Total	$ -

Deferred tax assets (liabilities) at October 31, 2002 are comprised of the following:

Net operating loss carryforwards	$3,800
Allowance	(3,800)
Net	$-

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141"), “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.  The adoption of SFAS No. 141 did not have an impact on the financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles.  The adoption of SFAS No. 142 did not have a significant impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (“SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 and 144 did not have an impact on the financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of these standards had no impact on the Company’s results of operations and financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145").  For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items.  SFAS 145 amended other previously issued statements and made numerous technical corrections.  SFAS 145 is effective for fiscal years beginning after May 15, 2002. Adoption of this standard has had no impact on the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146").  SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

Revenue Recognition

The Company will develop its revenue recognition policies when planned principal operations commence.

Stock Options and Warrants

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (‘APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25, compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant.

ITEM II
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

            Fishman has not yet commenced revenue producing operations.  The extent of operations over the next 12 months will be determined by:

  The amount of financing obtained, if any,
  The number of client engagements that can be obtained that are either short-term in nature or provide for progress billing, and
  Our ability to negotiate non-cash compensation to satisfy commitments.

            We cannot predict what our level of activity will be over the next 12 months.  We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein.  The $150,000 referred to below will need to be raised through debt and/or equity financing and no arrangements regarding same currently exist. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none. Although our founder will provide his services at no cost and will advance funds to cover costs incurred, we will not commence significant operations unless we obtain sufficient funding to cover salaries for at least six to nine months because many consulting projects may not have provisions for progress or advance payments.  We believe that funding of $150,000 will be sufficient to cover initial needs for salaries, travel and advertising costs in this effort. The principal portion of those funds will be used to pay salaries or fees of outside consultants who assist us in completing projects. We would also prepare printed marketing materials and a basic website. The initial efforts would involve designing the brochures and then systematically contacting and meeting with potential client referral sources. Some of those meeting would involve travel costs. If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, we have had no discussions or negotiations with any individuals or entities about potential strategic alliances, acquisitions or other similar arrangements.

            In December 2002, we started to seek client engagements. In November 2002, our founder loaned us $10,000 to pay legal and accounting fees.

Liquidity

              Fishman does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available.  We do not believe that we need more than $150,000 to commence initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use the funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We believe that this level of funding will permit us to function for up to one year during which time we would need to obtain some client engagements to continue in operation. Fishman cannot provide any assurances of the likelihood of us obtaining sufficient financing to undertake our operating plan. We will seek venture or private capital immediately upon the effectiveness of this registration statement.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. We have not had any conversations or discussions for any potential strategic alliance or similar transaction.

New Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Fishman’s financial position or reported results of operations.

Seasonality

We do not yet have a basis to determine whether our consulting business will be seasonal. However, we would not expect many new engagements to be awarded in November or December of any year.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures for us. Currently our founder serves in both capacities. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II                                  OTHER INFORMATION

Item 1                          Legal Proceedings

                                    None

Item 2                          Changes in Securities and Uses of Proceeds

                                    None

Item 3                          Defaults Upon Senior Securities

                                    None

Item 4                          Submission of Matters to a Vote of Shareholders

A special meeting of security holders was held on October 24, 2002 in order to consider the adoption of the Company’s 2002 Nonstatutory Stock Option Plan (the “Plan”). Holders of all then outstanding shares of the Company’s common stock voted in favor of adopting the Plan. A copy of the Plan was filed as Exhibit 10.1 to the Company’s Form 10-SB (#000-49993).

Item 5                          Other Information

                                    None

Item 6                          Exhibits and Reports on Form 8-K

                                    None

Exhibit Number	Description
99.01	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE Fishman, Inc.
(Registrant)

/s/_Doyle S. Elliott
By:       Doyle S. Elliott
President

December 17, 2002

CERTIFICATIONS
CHIEF EXECUTIVE OFFICER

              I,           Doyle S. Elliott, certify that:

  I have reviewed this quarterly report on Form 10-QSB of DSE Fishman, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.
  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ Doyle S. Elliott
Doyle S. Elliott
Chief Executive Officer and Chief Financial Officer

Exhibit 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSE Fishman, Inc. (the “Company”) on Form 10‑QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Doyle S. Elliott, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Doyle S. Elliott
Doyle S. Elliott
Chief Executive Officer and Chief Financial Officer
December 17, 2002