Form 10QSB
period 2003-01-31
DSE FISHMAN INC
filed 2003-03-26
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2003

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

(941) 779-2243
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of March 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

DSE FISHMAN, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Page Number
Unaudited Financial Statements:

Condensed Balance Sheet as of January 31, 2003	3

Condensed Statements of Operations for the Three and Six Months Ended January 31, 2003 and the cumulative period from July 15, 2002 (inception) to January 31, 2003	4

Statement of Cash Flows for the Six Months Ended January 31, 2003 and the cumulative period from July 15, 2002 (inception) to January 31, 2003	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. - Management’s Discussion and Analysis or Plan of Operation	10

Item 3.  Controls and Procedures
12

PART II.
Other Information (Items 1-6)	13

DSE FISHMAN, INC.
(A Development Stage Company)
Balance Sheet
January 31, 2003
(Unaudited)

ASSETS

                            CURRENT ASSETS:

                            Cash                                                                                                                      $                     -

Total Current Assets                                                                                                                   -

TOTAL ASSETS                                                                                                $                     -

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                                                               $           10,000

                              Total Current Liabilities                                                                                                     10,000

                              STOCKHOLDERS’ EQUITY:

                              Preferred stock at $0.001 par value; 1,000,000 shares
                              authorized, -0- outstanding                                                                                                         -

                              Common stock at $0.001 par value; authorized 24,000,000
                                shares; 9,000,000 shares issued and outstanding                                                                9,000

                               Additional paid-in capital                                                                                                    1,000

                               Deficit accumulated during the development stage                                                             (20,000)

                                    Total Stockholders’ Deficit                                                                                          (10,000)

                                    TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                         $                       -

The accompanying notes are an integral part of these financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended January 31, 2003	Six Months Ended January 31, 2003	Cumulative July 15, 2002 (inception) to January 31, 2003

Revenue	$ -	$ -	$ -

Organization and related expenses	10,000	10,000	20,000

Net loss	$ (10,000)	$ (10,000)	$ (20,000)

Basic and diluted loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended January 31, 2003	Cumulative From July 15, 2002 (inception) to January 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (10,000)	$ (20,000)
Net change in operating assets	10,000	10,000
Non cash services received	-	10,000

Net Cash (Used) by Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

DSE Fishman, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended July 31, 2002.

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

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on July 31.

b.  Provision for Taxes

At January 31, 2003, the Company had net operating loss carryforwards of approximately $15,000 that may be offset against future Federal taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:

Income tax benefit at statutory rate	$ 4,700
Valuation allowance	(4,700)

Total	$ -

Deferred tax assets (liabilities) at January 31, 2003 are comprised of the following:

Net operating loss carryforwards	$ 4,700
Valuation allowance	(4,700)

Net	$ -

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

c.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.  Estimates

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

e.  Basic Loss Per Common Share

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

g.  Revenue Recognition

The Company will recognize revenue when the work has been performed and no contingencies remain with respect to collection of fees.

h.  Stock Options and Warrants

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

Operations

            Fishman has begun soliciting engagements and performing work. The current engagements, all of which are being performed solely by our founder, contain contingencies or milestones. We are not entitled to receive fees until the related milestones have been achieved. We cannot predict the likelihood of being successful in achieving the milestones.  The extent of operations over the next 12 months will be determined by:

  The amount of financing obtained, if any,
  The number of client engagements that can be obtained that are either short-term in nature or provide for progress billing, and
  Our ability to negotiate non-cash compensation to satisfy commitments.

            We cannot predict what our level of activity will be over the next 12 months.  We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein.  The $150,000 referred to below will need to be raised through debt and/or equity financing and no arrangements regarding same currently exist. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none. Although our founder will provide his services at no cost and will advance limited amounts of funds to cover costs incurred, we will limit our engagements to those that can be performed solely by our founder and not expand operations significantly unless we obtain sufficient funding to cover salaries for at least six to nine months because many consulting projects may not have provisions for progress or advance payments.  We believe that funding of $150,000 will be sufficient to cover initial needs for salaries, travel and advertising costs in this effort. The principal portion of those funds will be used to pay salaries or fees of outside consultants who assist us in completing projects. We would also prepare printed marketing materials and a basic website. The initial efforts would involve designing the brochures and then systematically contacting and meeting with potential client referral sources. Some of those meeting would involve travel costs. If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we will continue to seek engagements that can be performed solely by our founder. If we are unsuccessful in obtaining such engagements, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, we have had no discussions or negotiations with any individuals or entities about potential strategic alliances, acquisitions or other similar arrangements.

            In December 2002, we started to seek client engagements.

Liquidity

            Fishman does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available.  We do not believe that we need more than $150,000 to implement our business plan because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use the funding, if obtained, to cover the salaries and to pay for marketing materials and proposal efforts. We believe that this level of funding will permit us to function for up to one year during which time we would need to obtain some client engagements to continue in operation. Fishman cannot provide any assurances of the likelihood of us obtaining sufficient financing to undertake our operating plan. We will seek venture or private capital immediately upon the effectiveness of this registration statement.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

If we are unable to obtain financing, we will limit our engagements to those that can be performed solely by our founder and not expand operations significantly unless we obtain sufficient funding to cover salaries for at least six to nine months because many consulting projects may not have provisions for progress or advance payments. If we are unable to obtain a sufficient level of client engagements or are unable to complete such engagements in a timely fashion, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. We have not had any conversations or discussions for any potential strategic alliance or similar transaction.

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

                                        None

Item 3                          Defaults Upon Senior Securities

                                         None

Item 4                          Submission of Matters to a Vote of Shareholders

A special meeting of security holders was held on October 24, 2002 in order to consider the adoption of the Company’s 2002 Non-statutory Stock Option Plan (the “Plan”). Holders of all then outstanding shares of the Company’s common stock voted in favor of adopting the Plan. A copy of the Plan was filed as Exhibit 10.1 to the Company’s Form 10-SB (#000-49993)

Item 5                          Other Information

                                           None

Item 6                          Exhibits and Reports on Form 8-K

  None

Exhibit Number	Description
99.01	CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE Fishman, Inc.
(Registrant)
/s/_Doyle S. Elliott
By:       Doyle S. Elliott
President
March 17, 2003

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER

                        I,                        Doyle S. Elliott, certify that:

                        1.                        I have reviewed this quarterly report on Form 10-QSB of DSE Fishman, Inc.

                        2.                        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

                        3.                        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                        4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                        5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

                        6.                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
/s/ Doyle S. Elliott
Doyle S. Elliott
Chief Executive Officer and Chief Financial Officer

  Exhibit 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSE Fishman, Inc. (the “Company”) on Form 10‑QSB for the period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Doyle S. Elliott, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Doyle S. Elliott
Doyle S. Elliott
Chief Executive Officer and Chief Financial Officer
March 17, 2003