Form 10QSB
period 2003-04-30
DSE FISHMAN INC
filed 2003-06-19
CIK 1182011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2003

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                      Commission file number: 000-49993 and

                                DSE FISHMAN, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      56-2284320
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification Number)

                          501 Manatee Avenue, Suite B,
                           Holmes Beach, Florida 34217
                    (Address of principal executive offices)

                                 (941) 779-2243
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,500,000 shares of Common Stock, as of June 6, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                DSE FISHMAN, INC.


                                      INDEX


PART I.
FINANCIAL INFORMATION

Item 1.

                                                                Page Number

Unaudited Financial Statements:

 Condensed Balance Sheet as of  April 30, 2003                      3

 Condensed Statements of Operations for the Three
  and Nine Months Ended April 30, 2003                              4

 Statement of Cash Flows  for the Nine Months
  Ended April 30,  2003                                             5

 Notes to Unaudited Condensed Financial Statements                  6

Item 2. - Management's Discussion and Analysis or
          Plan of Operation                                        10

Item 3.  Controls and Procedures                                   12

PART II.

Other Information (Items 1-6)                                      13

                                DSE FISHMAN, INC
                                  Balance Sheet
                                 April 30, 2003
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:

 Cash                                                    $    200
                                                          -------

     Total Current Assets                                     200
                                                          -------

TOTAL ASSETS                                             $    200
                                                          =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Accrued expenses                                        $ 13,000
                                                          -------

     Total Current Liabilities                             13,000
                                                          -------

STOCKHOLDERS' DEFICIT:

 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding               -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 9,000,000 shares issued
  and outstanding                                           9,000
 Additional paid-in capital                                 1,000
 Deficit accumulated during the development stage         (22,800)
                                                          -------

     Total Stockholders' Deficit                          (12,800)
                                                          -------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $    200
                                                          =======

   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Operations
                                   (Unaudited)



                                           Three Months    Nine Months
                                              Ended           Ended
                                          April 30,2003   April 30, 2003
                                          -------------   --------------
Revenue                                   $     1,100     $   1,100

General and administrative                      3,900         3,900
Organization and related expenses                -           10,000
                                           ----------      --------

Net loss                                  $    (2,800)    $ (12,800)
                                           ==========      ========

Basic and diluted loss per share          $     (0.00)    $   (0.00)
                                           ==========      ========
Weighted average number of common
 shares outstanding                         9,000,000     9,000,000
                                           ==========     =========



   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                             Statement of Cash Flows
                                   (Unaudited)


                                                         Nine Months
                                                            Ended
                                                       April 30, 2003
                                                       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $  (12,800)
 Net change in operating assets                              13,000
                                                          ---------

Net Cash Provided by Operating Activities                       200
                                                          ---------

INCREASE IN CASH AND CASH EQUIVALENTS:                          200

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                     -
                                                          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $      200
                                                          =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
 Cash Paid For:
 Interest                                                $     -
                                                          =========
Income taxes                                             $     -
                                                          =========



   The accompanying notes are an integral part of these financial statements.

                                DSE Fishman, Inc.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)




1. BASIS OF PRESENTATION

         DSE Fishman, Inc. (the "Company") was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended July 31, 2002.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on July 31.

                b.  Provision for Taxes

                At April 30, 2003, the Company had net operating loss carryforwards of $22,800 that may be offset against future Federal taxable income through 2022. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate         $ 8,665
                Valuation allowance                           (8,665)
                                                              ------
                Total                                        $  -
                                                              ======

                Deferred tax assets (liabilities) at April 30, 2003 are comprised of the following:


                Net operating loss carryforwards             $ 8,665
                Valuation allowance                           (8,665)
                                                              ------
                Net                                          $  -
                                                              ======

                If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

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

                f.  Recently Issued Accounting Standards

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

                On October 1, 2002, the FASB issued SFAS 147, which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. SFAS 147 is not expected to have any impact on the Company

                On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

                g.   Revenue Recognition

                The Company recognizes revenue when the work has been performed and no contingencies remain with respect to collection of fees.

                h.   Stock Options and Warrants

                The Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. Options that are outstanding to purchase 500,000 shares at $.01 per share were deemed to have been issued at the fair market value at the date of grant at which time the Company had no resources or revenue. Subsequent to April 30, 2003, these options were exercised.

NOTE 3 -- GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                                     ITEM II

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

         Fishman has begun soliciting engagements and performing work. The current engagements, all of which are being performed solely by our founder, contain contingencies or milestones. We are not entitled to receive fees until the related milestones have been achieved. We cannot predict the likelihood of being successful in achieving the milestones. The extent of operations over the next 12 months will be determined by:

     o   The amount of financing obtained, if any,

     o The number of client engagements that can be obtained that are either short-term in nature or provide for progress billing, and

     o   Our ability to negotiate non-cash compensation to satisfy commitments.

         We cannot predict what our level of activity will be over the next 12 months. We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein. The $150,000 referred to below will need to be raised through debt and/or equity financing, and no arrangements regarding same currently exist. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none. Although our founder will provide his services at no cost and will advance limited amounts of funds to cover costs incurred, we will limit our engagements to those that can be performed solely by our founder and not expand operations significantly unless we obtain sufficient funding to cover salaries for at least six to nine months because many consulting projects may not have provisions for progress or advance payments. We believe that funding of $150,000 will be sufficient to cover initial needs for salaries, travel and advertising costs in this effort. The principal portion of those funds will be used to pay salaries or fees of outside consultants who assist us in completing projects. We would also prepare printed marketing materials and a basic website. The initial efforts would involve designing the brochures and then systematically contacting and meeting with potential client referral sources. Some of those meetings would involve travel costs. If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we will continue to seek engagements that can be performed solely by our founder. If we are unsuccessful in obtaining such engagements, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, we have had no discussions or negotiations with any individuals or entities about potential strategic alliances, acquisitions or other similar arrangements.

Liquidity

          Fishman does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. We do not believe that we need more than $150,000 to implement our business plan because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use the funding, if obtained, to cover the salaries and to pay for marketing materials and proposal efforts. We believe that this level of funding will permit us to function for up to one year during which time we would need to obtain some client engagements to continue in operation. Fishman cannot provide any assurances of the likelihood of us obtaining sufficient financing to undertake our operating plan. We are considering seeking out sources of venture or private capital, but to date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

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

New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Fishman's financial position or reported results of operations.

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

                           None

Item 3                     Defaults Upon Senior Securities

                           None

Item 4                     Submission of Matters to a Vote of Shareholders

                           None

Item 5                     Other Information

                           None

Item 6                     Exhibits and Reports on Form 8-K

                           None


   Exhibit Number                          Description
----------------------     ----------------------------------------------------
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


                                         DSE Fishman, Inc.
                                         -----------------
                                         (Registrant)




                                      /s/Doyle S. Elliott
                                      ---------------------
                                      By:Doyle S. Elliott
                                         President


June 13, 2003

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/ Doyle S. Elliott
------------------------------------
Doyle S. Elliott
Chief Executive Officer and Chief Financial Officer