Form 10KSB
period 2003-07-31
DSE FISHMAN INC
filed 2004-01-14
CIK 1182011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-49993

                               DSE FISHMAN, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                          52-2284320
------------------------------------------------          ------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
            organization)                                  Identification No.)

501 Manatee Avenue, Suite B,
Holmes Beach, Florida                                          34217
---------------------------------------                   ------------------
(Address of principal Executive Offices)                    (Zip Code)

                     Issuer's Telephone Number: 941-779-2243

Securities registered under Section 12(b) of the Act:
                  None

Securities registered under Section 12(g) of the Act:

                  Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X (1)  No ___
   --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $-0- as of July 31, 2003.
                                                  ----

1 Except that this Form 10-KSB is a late filing and the Issuer's 10-QSB for quarter ended October 31, 2003 is being filed in January 2004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2003 is 9,500,000 shares, all of one class, $.001 par value per share. Of this number, 1,900,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,900,000 shares held by non-affiliates, based upon the book value as of July 31, 2003 is $-0-.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

         DSE Fishman, Inc. was incorporated in the state of Nevada on July 15, 2002 to be a consulting firm. Our initial mission was to provide consulting services to emerging companies in two areas:

     o   Small companies seeking to understand financing alternatives; and

     o Public companies looking to expand their visibility in the financial community.

Our initial mission did not include assisting clients in raising capital or conducting any negotiations for financing but will give clients advice on market conditions, trends and structuring (but will not actively assist in structuring unless permitted under the Securities Exchange Act).

         We used our founder's contact base to identify prospective clients and business opportunities. Our founder has more than 20 years of experience in senior positions in the corporate finance departments of investment banking firms. This experience has provided him with a wide range of contacts in the investment banking, accounting and legal communities. We began approaching these sources in order to obtain potential client referrals. Our method of contact is meeting in person, by telephone and, to a much lesser extent, through mailings. Our initial approach was:

Private companies - Advise principals and management of their financing alternatives in a volatile marketplace. These alternatives generally range from venture capital to debt financing to reaching the public equity markets. We explain the alternatives as we perceive them, educate clients on the merits of each alternative and provide them with a realistic set of scenarios as to the likelihood of attaining particular alternatives. We limited our role to providing advice, education and training and will not perform any functions to actually assist or negotiate in raising financing.

         We planned to work with independent consultants to:

      o  Prepare or assist in the preparation of business plans; and

      o  Assess technology and markets.

To provide clients with advice on making their business more interesting or attractive to investors. Frequently this advice will relate to incorporating technology into certain aspects of the business or improving an entity's presence on the World Wide Web. We will work with or recommend independent consultants to assist clients in implementing these recommendations.

Public companies - Our mission called for us to assist small public companies to devise programs to increase their visibility in the financial community. We planned to work with independent consultants and public relations firms to assist clients in developing or assisting clients in developing packages and materials to be used for these purposes.

         Our initial efforts to solicit engagements led us to refer prospective clients to others because these clients needed to seek sources of capital. It became clear to us that a market clearly exists for a company that is capable of providing limited amounts of capital as well as management advice to emerging companies. Therefore, we have modified our initial plan and expect to file a notice of election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act") in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.

         As a business development company, we are required to invest at least 70% of our total assets in "qualifying assets," which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the "pink sheets" or the NASD Electronic Quotation Service). We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that are not technology-related and that may be larger than target portfolio companies.

Nature of a BDC

         The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets ("Qualifying Assets") consisting of:

        a) "eligible portfolio companies" as defined in the 1940 Act and

        b) certain other assets including cash and cash equivalents.

         An eligible portfolio company generally is a United States company that is not an investment company and that:

        (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;

        (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or

        (iii)meets such other criteria as may be established by the SEC.

         Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

         An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone "public" by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE (New York Stock Exchange), the American Stock Exchange (AMEX), or the National Association of Securities Dealers' Automated Quotation System (NASDAQ), National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

         A BDC may invest the remaining 30% of its total assets in non-Qualifying Assets, including companies that are not Eligible Portfolio Companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment.

         As a BDC, we must invest at least 70% of our total assets in Qualifying Assets. The 1940 Act also contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

         We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

         The 1940 Act requires that a majority of the directors of a BDC be persons other than "interested persons," as that term is defined in the 1940 Act. To qualify, we must identify another independent director before we file under the 1940 Act.

Code of Ethics

         We will adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

Competition

         Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. There can be no assurances that we will be successful in implementing our strategies.

Investment Policies

         We will develop a plan for investments prior to filing for BDC status. We expect to make such a filing in the first calendar quarter of 2004.

Taxation of the Company as an Ordinary Corporation

          It is anticipated that, in the future, we may seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to Registered Investment Companies ("RICs") under the Internal Revenue Code, and thus to be relieved of Federal income tax on that part of our net investment income and realized capital gains that we distribute to shareholders. Unless and until we meet these requirements, we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, such income will be subject to a double layer of tax (although corporate shareholders may be entitled to a dividends-received deduction).

         To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year, (i) not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and (ii) at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets "invested" in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

         There is no assurance that we will ever meet the requirements to qualify as a RIC. If we are unable to qualify for treatment as a RIC, we would not be able to deduct distributions to stockholders, nor would they be required to be made.

Other


         Fishman does not have any credit facilities or other commitments for debt or equity financing. If we are unable to obtain financing or if the financing that we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

         Upon becoming a BDC, we intend to raise our initial capital through the sale of shares of our common stock. The offer and sale of the Shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. We will not use a commercial underwriter for these sales.

         No assurances can be given that we will be successful in selling the common shares or, if sold, at what price.

Employees

         At July 31, 2003, we had one employee, Doyle S. Elliott, who is not currently serving in a fulltime capacity. Mr. Elliott will devote the time necessary to complete engagements. Mr. Elliott has broad bases of business contacts to develop client engagements and will develop increasing percentages of time if and when we obtain financing of at least $150,000.

Item 2 - DESCRIPTION OF PROPERTY

         We currently operate out of a small office at 501 Manatee Avenue Holmes Beach, Florida provided to us by our founder at no cost which serves as our principal address.

Item 3 -- LEGAL PROCEEDINGS

         We are not involved in any litigation.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

Item 5 --  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES


         The Company became subject to Securities Exchange Act Reporting Requirements as of November 9, 2002.

         There is no current market for the shares of our common stock . No symbol has been assigned for its securities, and its securities have not been listed or quoted on any Exchange to date. There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

         As of the close of business on October 31, 2003 there were 43 stockholders of record of the Issuer's common stock and 9,500,000 shares were issued and outstanding.

         Since inception, in July 2002, the Company issued an aggregate of 9,000,000 unregistered shares of common stock to five individuals for $10,000 in services. No cash consideration was paid. The five individuals consisted of the Company's President (7,560,000 shares), his wife and three of his children (360,000 shares each).

         No underwriter participated in the above-referenced transactions and no underwriting discounts or commissions were paid to anyone.

         The foregoing issuances of securities were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended.

         From inception to date the Company has not repurchased any of its equity securities.

Shareholder Matters

         As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

         A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

        o     listed on a national securities exchange,


        o included in the national market system by the National Association of Securities Dealers, or


        o     held of record by not less than 2,000 holders.


This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

         Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

         These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

         According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

         Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under
Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

         These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

        |X| the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

        |X| our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our Board of Directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws Our Articles of Incorporation provide that the power to adopt, alter, amend, or repeal our Bylaws is vested exclusively with the Board of Directors. In exercising this discretion, our Board of Directors could conceivably alter our Bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the Board would not have the right to do so in a way that would violate law or the applicable terms of our Articles of Incorporation.

Quoting and Trading of Fishman's Common Stock

         There is no established trading market for Fishman's common stock. Application has been made to quote the shares of Fishman's common stock on the OTCBB under the proposed symbol "FSMN." There can be no assurance as to whether our application will be accepted or, if accepted, the prices at which Fishman's common stock will trade if a trading market develops, of which there can be no assurance. Until Fishman's common stock is fully distributed and an orderly market develops, if ever, in Fishman's common stock, the price at which it trades is likely to fluctuate significantly. Prices for Fishman's common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of Fishman's common stock, developments affecting the businesses of Fishman generally, including the impact of the factors referred to in "Risk Factors," investor perception of Fishman and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Penny Stock Restrictions

         Until Fishman's shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of its securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

         SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to Fishman, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

        o the basis on which the broker or dealer made the suitability determination and

        o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

General Market Risks

         There is no public market for Fishman's common stock, and there can be no assurance that any market will develop in the foreseeable future. Transfer of Fishman's common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, Fishman's common stock may not be traded in such jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         The market price for Fishman's common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

        o actual or anticipated variations in quarterly operating results;

        o announcements by Fishman or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        o additions or departures of key personnel;

        o sales or issuances of additional shares of common stock; and

        o potential litigation or regulatory matters.

         The market prices of the securities of microcap companies have been especially volatile. Broad market and industry factors may adversely affect the market price of Fishman's common stock, regardless of Fishman's actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect Fishman's stock price.

         The sale or availability for sale of a substantial number of shares of Fishman's common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. Seven Million Two Hundred Thousand shares of common stock currently held by Fishman's President are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The availability of Rule 144 to the holders of Fishman's restricted securities would be conditioned on, among other factors, the availability of certain public information concerning Fishman. "Restricted Securities" as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) "Definitions":

          "Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering."

         Fishman has 24,000,000 authorized shares of common stock. The board of directors, without stockholder approval, could issue up to 14,500,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help its present management.

         See also Risk Factors entitled "Rule 144 Sales" and "Blue Sky Considerations" directly below.

 Rule 144 Sales

         Of the 9,500,000 outstanding shares of common stock held by present stockholders, 9,000,000 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended and as defined above in the previous Risk Factor.

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. The 9,000,000 restricted shares of Common Stock outstanding were issued in July 2002 and, accordingly, became available for re-sale pursuant to Rule 144 in July 2003 provided that the Company is current with respect to its 1934 Act reporting requirements.

Blue Sky Considerations

         Because the securities that were registered through the filing of a Form 10-SB have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth herein and in other filings that we make with the Securities and Exchange Commission.

                                  Risk Factors

Fishman is an early stage company with minimal operating history and anticipated losses.

         Fishman was incorporated in the state of Nevada on July 15, 2002 and has not generated significant revenues and has virtually no assets. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Fishman's future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in Fishman's common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

        o competition from entities that are much more established and have greater financial and technical resources than do we;

        o      need  to develop infrastructure;

        o      ability to access and obtain capital when required; and

        o      dependence upon key personnel.

         Fishman cannot be certain that its business strategy will be successful or that it will ever be able to commence revenue generating activities. Furthermore, Fishman believes that it is probable that it will incur operating losses and negative cash flow for the foreseeable future.

Fishman has no financial resources, and its auditors' report states that there is substantial doubt about its ability to continue as a going concern.

         Fishman has virtually no financial resources and an accumulated deficit of $43,300 at July 31, 2003. Our auditors state in their opinion on Fishman's financial statements that this lack of resources causes substantial doubt about Fishman's ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

We intend to file notice of intent to elect BDC status which requires us to comply with significant regulatory requirements.

         The Company intends to file a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act (the "BDC Provisions"). Upon making this election, the Company is required to file a notice of its election and thus will be subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Thus, prior to filing its notice of election, the Company is not subject to the BDC Provisions of the 1940 Act. Being subject to the BDC Provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future, These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

         If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. There can be no assurances that we will successfully retain our BDC status.

BDC Risks

Investing in small and growth stage companies is inherently risky.

         Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investing in companies in an early-stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and a larger number of qualified managerial and technical personnel. Although we intend to mitigate our risk exposure by limiting our investments in early stage companies, there is no assurance that the portfolio companies in which we choose to place a majority of our investment capital are not facing the same risks of companies that are inherent in start-up companies. In addition, growth stage companies are likely to have a very limited operating history and thus evaluating their worthiness for investment will be more subjective on their future potential for growth and cannot be predicated on operating successes.

We will be dependent on the quality and actions of management of Portfolio Companies

         Our success will depend upon the success of the Portfolio Companies and, in great part, upon the abilities of their management. Although our management expects to provide Portfolio Companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the Portfolio Companies. As the Portfolio Companies have yet to be identified, investors must rely upon our Management to select Portfolio Companies that have, or can obtain, the necessary management resources. Problems may arise at Portfolio Companies that local management do not recognize or cannot resolve. In addition, management of Portfolio Companies may conceal the existence of problems from us.

Portfolio companies are likely to need additional funding.

         We expect that many Portfolio Companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing (whether from the Company or other investors) is typically intended to provide a Portfolio Company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a company may have to raise additional capital at a price unfavorable to the existing investors, including the Company. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Portfolio Company. There can be no assurance that the Company's Management or the Portfolio Companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. If funding is not available, some Portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

          It is anticipated that most of the holdings in Portfolio Companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, the Company will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, the Company may be deemed an "underwriter," or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized.

BDCs generally require substantial amounts of time to realize the benefits from investments.

         It is anticipated that there will be a significant period of time (up to one to three years) before the Company has obtained funding and completed the initial selection of Portfolio Companies for our first round of equity investments. Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Company Risks

Fishman will need financing which may not be available.

         Fishman has not established a source of equity or debt financing. Fishman will require financing to establish our business and implement our strategic plan if we are unable to generate significant revenue generating engagements through our founder's direct business contacts. There can be no assurance that financing will be available or found. If Fishman is unable to obtain financing, we may not be able to attain profitable operations.

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

We are likely to incur substantial losses in the first years of operations.

         If funding is obtained, it is anticipated that most of such funding, except for operating cash reserves and funds set aside for follow-on investments in then-existing Portfolio Companies, will be expended or committed within two years, which is expected to be prior to the receipt of any substantial realized gains by the Company. Our management anticipates that we and a number of the Portfolio Companies will sustain substantial losses in the initial years of operation. It is possible that these losses may never be recovered. There can be no assurance that we will ever be profitable.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

         We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock. In addition, if a trading market develops for our common stock, we will attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

Fishman's board of directors is authorized to issue substantial additional Shares of stock, which would dilute the ownership of purchasers of common stock.

         Fishman is authorized to issue up to 24,000,000 shares of common stock, par value $.001 per share. Fishman's board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management's ability to maintain control of the Company.

Fishman will be heavily dependent on the services of Doyle S. Elliott.

         Fishman's business strategy is completely dependent upon the knowledge and business contacts of Doyle S. Elliott, its president. If Fishman were to lose the services of Mr. Elliott, it is unlikely that we would be able to implement our business plan even if some financing is obtained.

Fishman will need to engage and retain qualified employees and consultants to implement its strategy.

         Mr. Elliott will devote only a portion of his time to Fishman. He will devote additional percentages of his time if we obtain financing or receive sufficient levels of client engagements that require his time. Fishman will have to locate, engage and retain qualified and experienced professionals to undertake its plan. If it is unable to attract experienced industry professionals, it is unlikely that it will be able to generate a material amount of revenue. No assurances can be given that it will be able to locate, engage or retain qualified industry professionals.

The trading price of Fishman common stock is likely to be subject to significant fluctuations

         There can be no assurance as to the prices at which Fishman common stock will trade, if any trading market develops at all. Until Fishman common stock is fully distributed and an orderly market develops in Fishman common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue. Prices for Fishman common stock will be determined in the marketplace and may be influenced by many factors, including:

        o the depth and liquidity of the market for Fishman common stock,

        o developments affecting the business of Fishman generally and the impact of those factors referred to below in particular,

        o investor perception of Fishman, and

        o general economic and market conditions.

No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

Fishman common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

         There is no established trading market for Fishman common stock. Application has been made by a broker dealer to quote the shares of Fishman common stock on the OTCBB, although no assurances can be given as to the timing or the likelihood of the application being accepted. If the application is accepted, Fishman cannot predict the extent to which investor interest in the company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, Fishman's common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of Fishman's actual operating performance.

         For all of the foregoing reasons and others set forth herein, an investment in Fishman's securities involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Operations

         Fishman began soliciting engagements and performing work during the fiscal year ended July 31, 2003. During this process, our founder established relationships with numerous small public companies through a program of direct and ongoing solicitations. Certain of those solicitations resulted in becoming aware of opportunities that we lacked the current resources to perform. These opportunities were referred to others, but led us to reassess our initial plan. This reassessment process resulted in our decision to become a BDC.

         The extent of operations over the next 12 months will be determined by the amount of financing obtained, if any, that we receive. Upon becoming a BDC, we intend to attempt to raise our initial capital through the self-underwritten sale of shares of our common stock. The offer and sale of the Shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

         No assurances can be given that we will be successful in selling the common shares or, if sold, at what price. We cannot predict what our level of activity will be over the next 12 months. We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein.

         We will incur only limited cash obligations during the period that we are seeking funds.

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

Item 7 -- FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 29.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

Item 8A -- CONTROLS AND PROCEDURES

         Our founder currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:



Name                              Age                  Title
.................................................................................
Doyle S. Elliott                  46      Director, president, CEO and chairman
.................................................................................
Peter Moroz                       30                   Director
.................................................................................

Doyle S. Elliott - founded us in 2002. Mr. Elliott was the owner and president of Clay Greene Nesibit Inc, from 1980 to 1985; CGN was a men's clothing store with four locations. Mr. Elliott sold the operations in 1985. He was a broker and branch manager with Blinder Robinson, Inc. from 1985 to 1991. Mr. Elliott was a branch manager and district manager at Kober Financial from 1991 to 1993, when Cohig & Associates purchased Kober Financial, where Mr. Elliott was the National Sales Manager from 1993 to 1995. Mr. Elliott was with Schneider Securities from 1995 to 1996. Mr. Elliott was with Kashner Davidson Securities, Inc. from 1996 to 2001 where he headed corporate finance. His duties with Kashner Davidson included helping to identify candidates for public offerings or private placements, assessing opportunities offered to Kashner Davidson by other broker dealers, and providing advice to Kashner Davidson corporate clients. He became a consultant in 2002. Mr. Elliott holds a Bachelor of Business Administration from Morehead State University.

Peter Moroz - is president of M & W Environmental, Inc., a privately-held Florida-based company. Prior to that, he was a retail stockbroker at Kashner Davidson Securities, Inc. from 1994 to 2001.

Board of Directors

         All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. Fishman has a staggered board of directors. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation. In the future, Fishman will consider a directors' stock option plan.

Committees of the Board of Directors

         Concurrent with having sufficient members and resources, the Fishman board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by Fishman for any expenses incurred in attending directors' meetings provided that Fishman has the resources to pay these fees. Fishman will consider applying for officers and directors liability insurance.

Stock Option Plan

         Pursuant to the October 24, 2002 board of directors approval and subsequent stockholder approval, Fishman adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The Company filed a Registration Statement on Form S-8 with the SEC on January 21, 2003 so as to register those 1,500,000 shares of common stock underlying the aforesaid options.

         Management issued 500,000 of the aforesaid options to certain current members of its management team as well as other person(s) whom it considers to be important to its current and proposed business activities, as follows with all options exercisable at $.01 per share for a period of five years from the date of issuance.

            Name                                        No. of Options
       ----------------                                 --------------
        Doyle S. Elliott                                   300,000
        Peter Moroz                                        100,000
        Gary B. Wolff                                      100,000

These options were exercised in the last quarter of the fiscal year ended July 31, 2003 in consideration of services performed but not paid.

         As aforesaid, the board of directors, on October 24, 2002, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

         The principal terms of the Plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan filed as an exhibit to the aforesaid S-8 Registration Statement under SEC File No.: 333-102617.

Summary Description of the DSE Fishman, Inc. 2002 Non-Statutory Stock Option
Plan

         The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The board of directors of the Company or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and
(c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately. Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the board of directors.

Conflicts of Interest

         None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

         Each officer and director is, so long as he is officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

Item 10 -- Executive Compensation

         No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

                                 Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))

Plan category                         (a)                      (b)                       (c)
Equity compensation plans
approved by security
holders
Equity compensation plans
not approved by security
holders                             500,000                    $.01                   1,000,000
                                    -------                     ---                   ----------
Total                               500,000                    $.01                   1,000,000
                                    =======                     ===                   =========

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2003 by:

        o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

        o  each of our directors, and

        o  all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.



Name and Address of              Number of Shares
Beneficial Owner 1              Beneficially Owned 2            Percent of Class
-------------------             ------------------              ----------------
Doyle S. Elliott                    7,500,000 3                     7.895%

Peter Moroz                           100,000                       1.05%

Officers and Directors
as  a group ( 2 members)            7,600,000                      80.00%

--------
1. The address for each person is 501 Manatee Avenue, Suite B, Holmes Beach, Florida 34217.

2. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3. Exclusive of an aggregate 1,440,000 shares owned by Mr. Elliott's wife and 3 children (360,000 shares each), Mr. Elliott disclaims any beneficial interest in or control over any of such 1,440,000 shares other than that which may be attributed to him by operation of law.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None, except as indicated in Part I, Item 2 as relates to Issuer's office space.

                                     PART IV

Item 13 --  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a.       Exhibits

         31 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002
         32 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

 (b) Report on Form 8-K

                  NONE

Item 14 -- Principal Accountant Fees and Services

Not applicable to the Company since disclosure requirements to this Item need only be complied with in filings with respect to fiscal years ending after December 15, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 /s/ Doyle S. Elliott
                                                    --------------------
                                                     DOYLE S. ELLIOTT
                                              Title: President and CFO

                                              Date:  January 12, 2004

                                                 /s/ Peter Moroz
                                                    --------------------
                                                     PETER MOROZ
                                              Title: Director

                                              Date:  January 12, 2004

                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT..........................................F-1

BALANCE SHEET.........................................................F-2

STATEMENTS OF OPERATIONS..............................................F-3

STATEMENTS OF CASH FLOWS..............................................F-4

STATEMENT OF STOCKHOLDERS' EQUITY.....................................F-5

NOTES TO FINANCIAL STATEMENTS.........................................F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
DSE Fishman, Inc.
Holmes Beach, Florida

We have audited the accompanying balance sheet of DSE Fishman, Inc. as of July 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the period from July 15, 2002 (inception) to July 31, 2002 and the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSE Fishman, Inc. as of July 31, 2003 and the results of its operations and its cash flows for the period from July 15, 2002 (inception) to July 31, 2002 and the year ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is an early stage company with, among other things, no significant operating revenues to date and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Sherb & Co., LLP
New York, New York                                 Sherb & Co., LLP
January 8, 2004

                                DSE FISHMAN, INC
                                  Balance Sheet
                                  July 31, 2003



                                     ASSETS


CURRENT ASSETS:

 Cash                                                $   -
                                                      --------


TOTAL ASSETS                                         $   -
                                                      ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Accrued liabilities                                 $ 28,300
                                                      --------

     Total Current Liabilities                         28,300
                                                      --------

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000
 shares authorized, -0- outstanding                      -
Common stock at $0.001 par value; authorized
 24,000,000 shares; 9,500,000 shares issued
 and outstanding                                        9,500
Additional paid-in capital                              5,500
Accumulated deficit                                   (43,300)
                                                      --------

     Net Stockholders' Deficit                        (28,300)
                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $   -
                                                      ========

   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Operations


                                        Period from
                                       July 15, 2002
                                      (inception) to         Year Ended
                                       July 31, 2002        July 31,2003
                                      --------------        ------------
Revenue                                $    -                $     -
                                        ----------            ---------

General and administrative                  -                    33,300
Organization and related expenses         10,000                   -
                                        ----------            ---------
Net loss                               $ (10,000)            $ (33,300)
                                        ==========            =========

Basic and diluted loss per share       $    (.00)            $    (.00)
                                        ==========            =========

Weighted average number of common
 shares outstanding                    9,000,000             9,125,000
                                       ==========            =========

   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Cash Flows





                                        Period from
                                       July 15, 2002
                                      (inception) to         Year Ended
                                       July 31, 2002        July 31,2003
                                      --------------        ------------
OPERATING ACTIVITIES:
Net Loss                               $ (10,000)            $ (33,300)
Net change in accrued liabilities           -                   29,300
Expenses settled with shares              10,000                 4,000
                                        ----------            ---------
Net Cash Provided by Operating
 Activities                                 -                     -
                                        ----------            ---------
FINANCING ACTIVITIES:                       -                     -
                                        ----------            ---------

INCREASE IN CASH AND CASH EQUIVALENTS       -                     -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        -                     -
                                        ----------            ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                $    -                $    -
                                        ==========            =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                               $    -                $    -
                                        ==========            =========
Income taxes                           $    -                $    -
                                        ==========            =========






   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC
                      Statement of Stockholders' Deficit


                                                                   Additional
                                             Common stock           Paid-in      Accumulated
                                          Shares        Amount      Capital       deficit
                                      ------------- ------------- -------------- ----------------
Inception                                  -           $ -            $ -           $    -

Common stock issued for  servicesat
 $0.001 per share, July 15, 2000      9,000,000         9,000          1,000             -

Net loss for the period from
 inception on July 15, 2002                -             -              -             (10,000)
                                      ------------- ------------- -------------- ----------------
Balance, July 31, 2002                9,000,000         9,000          1,000          (10,000)

Exercise of stock options               500,000           500          4,500             -

Loss for the year ended July 31,
 2003                                      -             -              -             (33,300)
                                      ------------- ------------- -------------- ----------------
Balance, July 31, 2003                9,500,000        $9,500         $5,500        $ (43,300)
                                      ============= ============= ============== ================




    The accompanying notes are an integral part of these financial statements

                                DSE Fishman, Inc.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 -- ORGANIZATION

         DSE Fishman, Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 15, 2002 and operates as a consulting firm. It now intends to file a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on July 31.

                b.  Provision for Taxes

                At July 31, 2003, the Company had net operating loss carryforwards of $43,300 that may be offset against future Federal taxable income through 2022. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


Income tax benefit at statutory rate                  $  16,454
Valuation allowance                                     (16,454)
                                                       --------
Total                                                 $    -
                                                       ========

                Deferred tax assets (liabilities) at July 31, 2003 are comprised of the following:


Net operating loss carryforwards                      $  16,454
Valuation allowance                                     (16,454)
                                                       --------
Net                                                   $    -
                                                       ========

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

                f.  Impact Of New Accounting Standards

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

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's financial statements.

                In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding Interpretation No. 45.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities." Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

                g.   Revenue Recognition

                The Company recognizes revenue on contracts when work has been completed or milestones have been achieved. In no case is revenue recognized before cash amounts earned are determined and are due and payable.

                h.   Stock Options and Warrants

                The Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. Options for 500,000 shares were issued at an exercise price $.01 per share which was deemed to have been the fair market value at the date of grant at which time the Company had no resources or revenue. These options were exercised in consideration of the receipt of services.

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

NOTE 4 - STOCKHOLDERS' DEFICIT

         On July 15, 2003, the Board of Directors issued 9,000,000 shares of common stock for $10,000 in services to the founding shareholders of the Company.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At July 31, 2003, the Company had no shares of preferred stock issued and outstanding.

Common Stock

         The holders of the Company's common stock:

o Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

o Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

o Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

o Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Stock Option Plan

         Pursuant to an October 24, 2002 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its commonq stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and
(c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the Board of Directors.

         Management issued 500,000 of the aforesaid options to certain current members of its management team as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.01 per share for a period of five years from date of issuance. All such options were exercised in May 2003.