Form 10QSB
period 2003-10-31
DSE FISHMAN INC
filed 2004-01-16
CIK 1182011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,500,000 shares of Common Stock, as of December 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]





1 Except that both its 10-KSB for year ended July 31, 2003 and this 10-QSB are late filings.

                                DSE FISHMAN, INC.


                                      INDEX


PART I.
FINANCIAL INFORMATION

Item 1.

                                                                    Page Number

Unaudited Financial Statements:

Condensed Balance Sheet as of  October 31, 2003                         3

Condensed Statements of Operations for the Three Months Ended
 October 31, 2003 and 2002                                              4

Statements of Cash Flows  for the Three Months Ended October 31, 2003
 and 2002                                                               5

Notes to Unaudited Condensed Financial Statements                       6

Item 2. - Management's Discussion or Analysis of Plan of Operation      12

Item 3.  Controls and Procedures                                        14

PART II.

Other Information (Items 1-6)                                           15

                                DSE FISHMAN, INC.
                                  Balance Sheet
                                October 31, 2003
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                          $      69


TOTAL ASSETS                                                     $      69
                                                                 ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued liabilities                                              $  33,369
                                                                 ----------

     Total Current Liabilities                                      33,369
                                                                 ----------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                       -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 9,500,000 shares issued and outstanding                 9,500
Additional paid-in capital                                          5,500
Accumulated deficit                                               (48,300)
                                                                 ---------

     Net Stockholders' Deficit                                    (33,300)
                                                                 ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     69
                                                                 =========


    The accompanying notes are an integral part of these financial statements

                                DSE FISHMAN, INC.
                            Statements of Operations
              For the Three Months Ended October 31, 2003 and 2002
                                   (Unaudited)





                                            2003                2002
                                       ---------------     --------------

 Revenue                                $        -          $       -

 General and administrative                     5,000               -
                                       ---------------     --------------
 Net loss                               $      (5,000)      $       -
                                       ===============     ==============
 Basic and diluted loss per
     share                              $        (.00)      $       (.00)
                                       ===============     ==============
 Weighted average number of
  common shares outstanding                 9,500,000          9,000,000
                                       ===============     ==============









   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Cash Flows
              For the Three Months Ended October 31, 2003 and 2002
                                   (Unaudited)






                                                  2003              2002
                                           ----------------- ------------------

OPERATING ACTIVITIES:
Net Loss                                   $         (5,000) $         -
Net change in net operating assets                    5,069            -
                                           ----------------- ------------------

Net Cash (Used) by Operating Activities                  69            -
                                           ----------------- ------------------

INVESTING ACTIVITIES
                                                       -              -
                                           ----------------- ------------------
FINANCING ACTIVITIES:                                  -              -
                                           ----------------- ------------------

INCREASE  IN CASH AND CASH EQUIVALENTS:                  69           -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                             -              -
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $             69  $        -
                                           ================= ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                   $           -     $        -
                                           ================= ==================
Income taxes                               $           -     $        -
                                           ================= ==================




 The accompanying notes are an integral part of these financial statements.

                                DSE Fishman, Inc.

            NOTES TO CONDENSED CONSOFINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2003.

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

                b.  Provision for Taxes

                At October 31, 2003, the Company had net operating loss carryforwards of $48,300 that may be offset against future Federal taxable income through 2022. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


Income tax benefit at statutory rate                              $  18,354
Valuation allowance                                                 (18,354)
                                                                  ----------

Total                                                             $    -
                                                                  ==========

                Deferred tax assets (liabilities) at October 31, 2003 are comprised of the following:


Net operating loss carryforwards                                  $  18,354
Valuation allowance                                                 (18,354)
                                                                  ----------

Net                                                               $    -
                                                                  ==========

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

NOTE 4 - SHAREHOLDERS' EQUITY

         On July 15, 2003, the Board of Directors issued 9,000,000 shares of common stock for $10,000 in services to the founding shareholders of the Company.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At October 31, 2003, the Company had no shares of preferred stock issued and outstanding.

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

         The Plan was filed with the SEC as an exhibit to the Company's S-8 Registration Statement filed January 21, 2003 under SEC File No.: 333-102617.


                                     ITEM II

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

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

         The extent of operations over the next 12 months will be determined by the amount of financing obtained, if any, that we receive. Upon becoming a BDC, we intend to attempt to raise our initial capital through the sale of shares of our common stock. The offer and sale of the Shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

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

                                    ITEM III.

                             CONTROLS AND PROCEDURES

            As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II           OTHER INFORMATION

Item 1            Legal Proceedings

                               None

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

                               None

Item 3            Defaults Upon Senior Securities

                               None

Item 4            Submission of Matters to a Vote of Shareholders

                               None

Item 5            Other Information

                               None

Item 6            Exhibits and Reports on Form 8-K

                               None

      Exhibit Number                    Description

        31 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              DSE Fishman, Inc.
                                                              ------------------
                                                                 (Registrant)




                                                      By:  /s/ Doyle S. Elliott
                                                               -----------------
                                                               Doyle S. Elliott
                                                               President


January ___, 2004