Form 10QSB
period 2004-01-31
DSE FISHMAN INC
filed 2004-03-17
CIK 1182011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,500,000 shares of Common Stock, as of March 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                DSE FISHMAN, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION

         Item 1.           Financial Statements

                                                                 Page Number

        Unaudited Financial Statements:

        Condensed Balance Sheet as of January 31, 2004               3

        Condensed Statements of Operations for the
         Three Months Ended January 31, 2004 and 2003                4

        Condensed Statements of Operations for the
         Six Months Ended January 31, 2004 and 2003                  5


        Statements of Cash Flows for the Six
         Months Ended January 31, 2004 and 2003                      6

        Notes to Unaudited Condensed Financial Statements            7

        Item 2. - Management's Discussion and Analysis
                  or Plan of Operation                              13

        Item 3.  Controls and Procedures                            15

        PART II.
        Other Information (Items 1-6)                               16

                                DSE FISHMAN, INC.
                                  Balance Sheet
                                January 31, 2004
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                 $      69
                                                         ---------


TOTAL ASSETS                                            $     69
                                                         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued liabilities                                     $ 38,369
                                                         --------

     Total Current Liabilities                            38,369
                                                         --------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value;
 1,000,000 shares authorized, -0- outstanding               -
Common stock at $0.001 par value; authorized
 24,000,000 shares; 9,500,000 shares issued
 and outstanding                                           9,500
Additional paid-in capital                                 5,500
Accumulated deficit                                      (53,300)
                                                         --------

     Total Stockholders' Deficit                         (38,300)
                                                         --------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $     69
                                                         ========


    The accompanying notes are an integral part of these financial statements

                                DSE FISHMAN, INC.
                            Statements of Operations
              For the Three Months Ended January 31, 2004 and 2003
                                   (Unaudited)





                                                     2003            2002
                                                 ------------      ---------
Revenue                                        $      -          $     -

General and administrative                           5,000             -
                                                 -----------       ---------
Net loss                                       $    (5,000)      $     -
                                                 ===========       =========


Basic and diluted loss per share               $      (.00)      $  (.00)
                                                 ===========       =========
Weighted average number of
 common shares outstanding                        9,500,000        9,000,000
                                                 ===========       =========








   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Operations
              For the Six Months Ended January 31, 2004 and 2003
                                   (Unaudited)





                                                     2003            2002
                                                 ------------      ---------
Revenue                                        $      -          $     -

General and administrative                          10,000           10,000
                                                 -----------       ---------
Net loss                                       $   (10,000)      $  (10,000)
                                                 ===========       =========


Basic and diluted loss per share               $      (.00)      $  (.00)
                                                 ===========       =========
Weighted average number of
 common shares outstanding                        9,500,000        9,000,000
                                                 ===========       =========








   The accompanying notes are an integral part of these financial statements.

                                DSE FISHMAN, INC.
                            Statements of Cash Flows
               For the Six Months Ended January 31, 2004 and 2003
                                   (Unaudited)






                                                  2003              2002
                                           ----------------- ------------------

OPERATING ACTIVITIES:
Net Loss                                   $        (10,000) $   (10,000)
Expenses settled by the issuance of shares             -          10,000
Net change in net operating assets                   10,069         -
                                           ----------------- ------------------

Net Cash Provided by Operating Activities                69         -
                                           ----------------- ------------------

INVESTING ACTIVITIES
                                                       -            -
                                           ----------------- ------------------
FINANCING ACTIVITIES:                                  -            -
                                           ----------------- ------------------

INCREASE  IN CASH AND CASH EQUIVALENTS:                  69         -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                             -            -
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $             69  $      -
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

                                DSE Fishman, Inc.

                    NOTES TO CONDENSED STATEMENTS (unaudited)

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2003.

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

                b.  Provision for Taxes

                At January 31, 2004, the Company had net operating loss carryforwards of $53,300 that may be offset against future Federal taxable income through 2022. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate              $ 20,254
                Valuation allowance                                (20,254)
                                                                   --------
                Total                                             $   -
                                                                   ========


                Deferred tax assets (liabilities) at January 31, 2004 are comprised of the following:


                Net operating loss carryforwards                  $ 20,254
                Valuation allowance                                (20,254)
                                                                   --------
                Net                                               $   -
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

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At March 14, 2004, the Company had no shares of preferred stock issued and outstanding.

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

                      None

Item 3            Defaults Upon Senior Securities

                      None

Item 4            Submission of Matters to a Vote of Shareholders

                      None

Item 5            Other Information

                      None

Item 6            Exhibits and Reports on Form 8-K



Exhibit Number

    31 CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              DSE Fishman, Inc.
                                                             (Registrant)




                                                     /s/   Doyle S. Elliott
                                                        -------------------
                                                  By:      Doyle S. Elliott
                                                           President


March 15, 2004