Form 10QSB
period 2004-04-30
DSE FISHMAN INC
filed 2006-01-10
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

(941) 779-2243

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,500,000 shares of Common Stock, as of January 9, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

DSE FISHMAN, INC.

INDEX

Page Number
PART I.
Financial Information

Item 1. Unaudited Financial Statements:

Balance Sheet as of April 30, 2004	3

Statements of Operations for the Three Months Ended April 30, 2004 and 2003	4

Statements of Operations for the Nine Months Ended April 30, 2004 and 2003	5

Statements of Cash Flows for the Nine Months Ended April 30, 2004 and 2003	6

Notes to Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	10

PART II.
Other Information (Items 1-6)	11

PART I.

FINANCIAL INFORMATION

ITEM I

UNAUDITED FINANCIAL STATEMENTS

DSE FISHMAN, INC.

Balance Sheet

April 30, 2004

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$ 53,300

Total Current Liabilities	53,300

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; 24,000,000 shares authorized
9,500,000 shares issued and outstanding	9,500
Additional paid-in capital	5,500
Accumulated deficit	(68,300)

Total Stockholders’ Deficit	(53,300)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

See notes to financial statements.

DSE FISHMAN, INC.

Statements of Operations

For the Three Months Ended April 30, 2004 and 2003

(Unaudited)

	2004	2003

Revenue	$ -	$ 1,100

General and administrative	15,000	3,900

Net loss	$ (15,000)	$ (2,800)

Basic and diluted loss per share	$ *	$ *
Weighted average number of common shares outstanding	9,500,000	9,000,000

* Less than $.01 per share.
See notes to financial statements.

DSE FISHMAN, INC.

Statements of Operations

For the Nine Months Ended April 30, 2004 and 2003

(Unaudited)

	2004	2003

Revenue	$ -	$ 1,100

General and administrative	25,000	13,900

Net loss	$ (25,000)	$ (12,800)

Basic and diluted loss per share	$ *	$ *
Weighted average number of common shares outstanding	9,500,000	9,000,000

* Less than $.01 per share.
See notes to financial statements.

DSE FISHMAN, INC.

Statements of Cash Flows

For the Nine Months Ended April 30, 2004 and 2003

(Unaudited)

	2004	2003

OPERATING ACTIVITIES:
Net loss	$ (25,000)	$ (12,800)
Adjustment to reconcile net loss to cash used in operating activities:
Stock compensation	-
Change in net operating assets	25,000	13,000

Net Cash (Used in) Provided By
Operating Activities	-	200

INCREASE IN CASH	-	200

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$ -	$ 200

See notes to financial statements.

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1--BASIS OF PRESENTATION

DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2003.

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

NOTE 2 -- GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities.

The Company is considering becoming a Business Development Company (“BDC”)  under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it decides to proceed as a BDC, it will file the necessary forms to be considered a BDC by June 30, 2006. Upon becoming a BDC, the Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities. As a matter of practicality, the Company will consider all realistic options open to it before making a final decision.

If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - SHAREHOLDERS’ EQUITY

In October 2002, and in accordance with the terms and conditions of the Company’s 2002 Non-Statutory Stock Option Plan (see below), the Company issued 500,000 options which were exercised at $.01 per share in May 2004.

In May 2004, and in accordance with the terms and conditions of the Company’s 2002 Non-Statutory Stock Option Plan (see below), the Company issued the balance of 1,000,000 options which were exercised at $.01 per share in May 2004.

On May 17, 2004 the Company adopted a resolution, by consent from the Board of Directors and certain principal stockholders of the Company, to amend the Company's Articles of Incorporation to increase the authorized shares of Common Stock, par value $.001 per share, from 24,000,000 to 99,000,000.  The amendment has not yet been filed.

Stock Option Plan

Pursuant to an October 24, 2002 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

Fishman began soliciting engagements and performing work during the fiscal year ended July 31, 2003.  During this process, our founder established relationships with numerous small public companies through a program of direct and ongoing solicitations.

The extent of operations over the next 12 months will be determined by the amount of financing obtained, if any, that we receive.

If and when we are successful in raising funds, we will use the services of experienced consultants to locate and evaluate opportunities. As part of the assessment process, the Company is considering becoming a Business Development Company (“BDC”)  under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it decides to proceed as a BDC, it will file the necessary forms to be considered a BDC by June 30, 2006. Upon becoming a BDC, the Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities. As a matter of practicality, the Company will consider all realistic options open to it before making a final decision.

We cannot predict what our level of activity will be over the next 12 months.  We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet active accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM III.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

None

Item 2

Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3

Defaults Upon Senior Securities

 None

Item 4

Submission of Matters to a Vote of Shareholders

On May 17, 2004 the Company adopted a resolution, by consent from the Board of Directors and certain principal stockholders of the Company, to amend the Company's Articles of Incorporation to increase the authorized shares of Common Stock, par value $.001 per share, from 24,000,000 to 99,000,000. The amendment has not yet been filed.

Item 5

Other Information

None

Item 6

Exhibits

Exhibit Number	Description
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE Fishman, Inc.

     (Registrant)

_/s/_Lisa Fincher

By:  Lisa Fincher

        President

January 9, 2006