Form 10KSB
period 2004-07-31
DSE FISHMAN INC
filed 2006-01-24
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-49993

DSE FISHMAN, INC.
(Name of Small Business Issuer in its Charter)

Nevada	52-2284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2219 Gulf Drive Bradenton, Florida	34217
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 941-779-2243

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

Yes    No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ]

State Issuer’s revenues for its most recent year: $1,051 as of July 31, 2004.

The number of shares outstanding of the Registrant’s common stock, as of January 18, 2006 is 10,500,000 shares, all of one class, $.001 par value per share.  Of this number, 2,800,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 2,800,000 shares held by non-affiliates, based upon the book value as of July 31, 2004 is $-0-.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

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

Yes__________No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format    [  ] Yes  [  ] No

PART I

Item 1 – DESCRIPTION OF BUSINESS

DSE Fishman, Inc. (Fishman or Company) was incorporated in the state of Nevada on July 15, 2002 to be a consulting firm. Our initial objective was to provide consulting services to emerging companies in two areas:

•

Small companies seeking to understand financing alternatives; and

•

Public companies looking to expand their visibility in the financial community.

Our initial objective did not include assisting clients in raising capital or conducting any negotiations for financing but will give clients advice on market conditions, trends and structuring (but will not actively assist in structuring unless permitted under the Securities Exchange Act).

We used our founder’s contact base to identify prospective clients and business opportunities. Our founder has more than 20 years of experience in senior positions in the corporate finance departments of investment banking firms. This experience provided him with a wide range of contacts in the investment banking, accounting and legal communities. We began approaching these sources in order to obtain potential client referrals. Our method of contact is meeting in person, by telephone and, to a much lesser extent, through mailings. Our initial approach was:

Private companies – Advise principals and management of their financing alternatives in a volatile marketplace. These alternatives generally range from venture capital to debt financing to reaching the public equity markets. We explain the alternatives as we perceive them, educate clients on the merits of each alternative and provide them with a realistic set of scenarios as to the likelihood of attaining particular alternatives. We limited our role to providing advice, education and training and will not perform any functions to actually assist or negotiate in raising financing.

We planned to work with independent consultants to:

•

Prepare or assist in the preparation of business plans; and

•

Assess technology and markets.

We would also provide clients with advice on making their business more interesting or attractive to investors. Frequently this advice will relate to incorporating technology into certain aspects of the business or improving an entity’s presence on the World Wide Web. We will work with or recommend independent consultants to assist clients in implementing these recommendations.

Public companies – Our plan called for us to assist small public companies to devise programs to increase their visibility in the financial community. We planned to work with independent consultants and public relations firms to assist clients in developing or assisting clients in developing packages and materials to be used for these purposes.

Our initial efforts to solicit engagements led us to refer prospective clients to others because these clients needed to seek sources of capital. It became clear to us that a market clearly exists for a company that is capable of providing limited amounts of capital as well as management advice to emerging companies. Therefore, we have modified our initial plan and are actively considering filing a notice of election to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act") in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will explore any other prospective opportunities before making a final decision. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.”

As a BDC, we will be required to invest at least 70% of our total assets in "qualifying assets," which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly-traded securities that are quoted in the "pink sheets" or the NASD Electronic Quotation Service). We will also have to offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We will be permitted to invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that are not technology-related and that may be larger than target portfolio companies.

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

(iii)

meets such other criteria as may be established by the SEC.

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

As a BDC, we will be required to invest at least 70% of our total assets in Qualifying Assets. The 1940 Act also contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

The 1940 Act requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. To qualify, we must identify another independent director before we file under the 1940 Act.

Code of Ethics

If we elect to become a BDC, we will adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

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

Investment Policies

We will develop a plan for investments prior to filing for BDC status. If we decide to become a BDC, we expect that we will make such a filing by December 31, 2006.

Taxation of the Company as an Ordinary Corporation

 It is anticipated that, in the future, we may seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to Registered Investment Companies (“RICs”) under the Internal Revenue Code, and thus to be relieved of Federal income tax on that part of our net investment income and realized capital gains that we distribute to shareholders. Unless and until we meet these requirements, we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, such income will be subject to a double layer of tax (although corporate shareholders may be entitled to a dividends-received deduction).

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

Upon becoming a BDC, we intend to attempt raising our initial capital through the sale of shares of our common stock. The offer and sale of the Shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. We will not use a commercial underwriter for these sales.

No assurances can be given that we will be successful in selling the common shares or, if sold, at what price.

Employees

At December 31, 2005, we had one employee, Lisa Fincher, who is not currently serving in a fulltime capacity. Ms. Fincher will devote the time necessary to complete engagements and will use the services of experienced consultants and advisors at the time that we become a BDC.

Item 2 – DESCRIPTION OF PROPERTY

We currently operate out of a small office at 503 Manatee Avenue, Holmes Beach, Florida provided to us by our founder at no cost which serves as our principal address. No formal lease or other agreement exists.

Item 3 -  LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2004, we adopted a resolution, by consent from the board of directors and certain principal stockholders of the Company, to amend the Company's Articles of Incorporation to increase the authorized shares of Common Stock, par value $.001 per share, from 24,000,000 to 99,000,000. We have not yet filed the amendment with the State of Nevada.

PART II

Item 5 -  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Company became subject to Securities Exchange Act Reporting Requirements as of November 9, 2002.

There is no current market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a liquid market will develop in the foreseeable future or ever. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2005 there were 43 stockholders of record of our common stock, and 10,500,000 shares were issued and outstanding.

At inception, in July 2002, the Company issued an aggregate of 9,000,000 unregistered shares of common stock to five individuals for $10,000 in services.  No cash consideration was paid.  The five individuals consisted of our former President (7,560,000), his wife and three of his children (360,000 each). Subsequently we issued options to buy 1,500,000 shares of our common stock at a purchase price of $.001 to six people for services rendered. All of these options were issued under our DSE Fishman, Inc. 2002 Non-Statutory Stock Option Plan. All of these options were exercised in May 2004.

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

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

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

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

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

▪

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪

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

Quoting and Trading of Fishman’s Common Stock

There has never been any public trading or any other market for our common stock, and there is currently no public market whatsoever for our securities. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB").  There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in Risk Factors, investor perception of Fishman and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our securities, many brokerage firms may not be willing to effect transactions in these securities.

Penny Stock Restrictions

Until Fishman’s shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of its securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

 SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. According to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

General Market Risks

There is no public market for Fishman’s common stock, and there can be no assurance that any market will develop in the foreseeable future.  Transfer of Fishman’s common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, Fishman’s common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for Fishman’s common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by Fishman or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of Fishman’s common stock, regardless of Fishman’s actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect Fishman’s stock price.

The sale or availability for sale of a substantial number of shares of Fishman’s common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities.  Seven Million Two Hundred Thousand  shares of common stock currently held by Fishman’s President are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of Fishman’s restricted securities would be conditioned on, among other factors, the availability of certain public information concerning Fishman.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

Fishman has 24,000,000 authorized shares of common stock.  The board of directors, without stockholder approval, could issue up to 13,500,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help its present management. On May 17, 2004, we adopted a resolution, by consent from the board of directors and certain principal stockholders of the Company, to amend our Articles of Incorporation to increase the authorized shares of our common stock from 24,000,000 to 99,000,000. We expect to file that amendment later in 2006 after which our board of directors, without stockholder approval, could issue up to 88,500,000 shares of common stock.

Rule 144 Sales

Of the 10,500,000 outstanding shares of common stock held by present stockholders, 9,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended and as described.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock  The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  The 9,000,000 restricted shares of common stock outstanding were issued in July 2002 and, accordingly, became available for re-sale pursuant to Rule 144 in July 2003 provided that the Company is current with respect to its 1934 Act reporting requirements.

Blue Sky Considerations

Because the securities that were registered through the filing of a Form 10-SB have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Introduction

Portions of the following information would otherwise not appear in this annual report on Form 10-KSB if it had been timely filed. This information is provided solely to provide a summarized update as to events and decisions occurring subsequent to July 31, 2004 but prior to the filing date.

Risk Factors

Fishman is a company with a minimal operating history and anticipated losses.

Fishman was incorporated in the state of Nevada on July 15, 2002 and has not generated significant revenues and has virtually no assets. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. After evaluating our opportunities, we decided to convert into a BDC. We have never functioned as a BDC, nor has any officer or director. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Fishman’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in Fishman’s common stock must consider the risks and difficulties frequently encountered by companies operating in new and competitive markets. These risks include:

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

need  to develop infrastructure;

•

ability to access and obtain capital when required; and

•

dependence upon key personnel.

Fishman cannot be certain that its business strategy will be successful or that it will ever be able to commence revenue generating activities. Furthermore, Fishman believes that it is probable that it will incur operating losses and negative cash flow for the foreseeable future.

Fishman has no financial resources, and its auditors’ report states that there is substantial doubt about its ability to continue as a going concern.

Fishman has virtually no financial resources and an accumulated deficit of $92,249 at July 31, 2004. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

We are seriously considering filing notice of intent to elect BDC status which requires us to comply with significant regulatory requirements.

The Company is seriously considering filing a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act (the “BDC Provisions”). Upon making this election, the Company is required to file a notice of its election and thus will be subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Thus, prior to filing its notice of election, the Company is not subject to the BDC Provisions of the 1940 Act. Being subject to the BDC Provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

We will be dependent on the quality and actions of management of Portfolio Companies

Our success will depend upon the success of the Portfolio Companies and, in great part, upon the abilities of their management. Although our management expects to provide Portfolio Companies with assistance, (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the Portfolio Companies. As the Portfolio Companies have yet to be identified, investors must rely upon our Management to select Portfolio Companies that have, or can obtain, the necessary management resources. Problems may arise at Portfolio Companies that local management do not recognize or cannot resolve. In addition, management of Portfolio Companies may conceal the existence of problems from us.

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

BDC investments are generally illiquid.

 It is anticipated that most of the holdings in Portfolio Companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, the Company will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, the Company may be deemed an "underwriter," or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC’s investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized.

BDC’s generally require substantial amounts of time to realize the benefits from investments.

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

Fishman has not established a source of equity or debt financing. Fishman will require financing to establish our business and implement our strategic plan to become a BDC. Upon becoming a BDC, we intend to attempt raising our initial capital through the sale of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. We will not use a commercial underwriter for these sales. The Company will not commence an offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering.

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

We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

Fishman’s board of directors is authorized to issue substantial additional shares of stock, which would dilute the ownership of purchasers of common stock.

Fishman is authorized to issue up to 24,000,000 shares of common stock, par value $.001 per share.  On May 17, 2004, we adopted a resolution, by consent from the board of directors and certain principal stockholders of the Company, to amend our Articles of Incorporation to increase the authorized shares of our common stock from 24,000,000 to 99,000,000. We expect to file that amendment later in 2006, after which our board of directors, without stockholder approval, could issue up to 88,500,000 shares of common stock. Fishman’s board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company.

Fishman will be heavily dependent on the services of consultants.

After becoming a BDC, Fishman’s business strategy is completely dependent upon using the services of experienced consultants and advisors to identify, evaluate and manage our investment decisions. No assurances can be given that it will be able to locate, engage or retain the services of qualified professionals.

The trading price of Fishman common stock is likely to be subject to significant fluctuations

There can be no assurance as to the prices at which Fishman common stock will trade, if any trading market develops at all.  Until Fishman common stock is fully distributed and an orderly market develops in Fishman common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.  Prices for Fishman common stock will be determined in the marketplace and may be influenced by many factors, including:

•

the depth and liquidity of the market for Fishman common stock,

•

developments affecting the business of Fishman generally and the impact of those factors referred to below in particular,

•

investor perception of Fishman, and

•

general economic and market conditions.

No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

Fishman common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

There is no established trading market for Fishman common stock.  We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTCBB.  There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending July 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

For all of the foregoing reasons and others set forth herein, an investment in Fishman’s securities involves a high degree of risk.  Any person considering an investment in such  securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Operations

Fishman began soliciting engagements and performing work during the fiscal year ended July 31, 2003.  During this process, our founder established relationships with numerous small public companies through a program of direct and ongoing solicitations. Certain of those solicitations resulted in becoming aware of opportunities that we lacked the current resources to perform. These opportunities were referred to others, but led us to reassess our initial plan. This reassessment process resulted in our decision to become a Business Development Company (“BDC”)  under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will file the necessary forms to be considered a BDC by December 31, 2005.

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

If and when we are successful in raising funds, we will use the services of experienced consultants to locate and evaluate investment opportunities.

No assurances can be given that we will be successful in selling the common shares or, if sold, at what price.  We cannot predict what our level of activity will be over the next 12 months.  We nevertheless indicate our proposed funding needs and use thereof over the next 12 months as indicated herein.

We will incur only limited cash obligations during the period that we are seeking funds. Substantially all expenses incurred through July 31, 2004 relate to professional or consulting fees associated with regulatory filings and developing our basic business concepts.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended July 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve valuations regarding investments made after we become a business development company.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Item 7 - FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth following page 33.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 20, 2005, the board of directors of DSE Fishman, Inc, (“Registrant”), dismissed Sherb & Co.  LLP (“Sherb”) as the Company’s independent registered public accounting firm, effective immediately.

Sherb’s reports on the Company’s financial statements as of and for the year ended July 31, 2003 and from July 15, 2002 (Inception) through July 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s fiscal year ended July 31, 2003 and from July 15, 2002 (Inception) through July 31, 2002 and through July 20, 2005, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Company’s audited periods nor through July 20, 2005.

The Company has engaged Most & Company, LLP (“Mostco”) to serve as its independent registered public accounting firm. During the two years ended July 31, 2005 and through the date hereof, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 8A - CONTROLS AND PROCEDURES

Our president currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  She has concluded (based upon her evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of her evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B – OTHER INFORMATION

No event occurred during the fourth quarter of 2004 that would have required disclosure in a report on Form 8-K that was not disclosed on a Form 8K.

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Title

Lisa Fincher	39	Director, president, CEO, CFO and chairman
Peter Moroz	31	Director

Lisa Fincher - became our president in April 2004.

For the five years prior to becoming president, Ms. Fincher owned and operated a private business that performed renovations for Marriott Hotels. Prior to that, she was a corporate accountant for Casual Restaurants Concepts, Inc., which operates the chain of Applebee’s Neighborhood Grill & Bar. Ms. Fincher is a graduate of Northwestern Oklahoma State University.

Peter Moroz – is president of M & W Environmental, Inc., a privately-held Florida-based company. Prior to that, he was a retail stockbroker at Kashner Davidson Securities, Inc. from 1994 to 2001.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. Fishman has a staggered board of directors. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation for their role as directors. In the future, Fishman will consider a directors’ stock option plan.

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

Stock Option Plan

Pursuant to the October 24, 2002 board of directors’ approval and subsequent stockholder approval, Fishman adopted its 2002 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock.  The Company filed a Registration Statement on Form S-8 with the SEC on January 21, 2003 so as to register those 1,500,000 shares of common stock underlying the aforesaid options.

As previously indicated, the board of directors, on October 24, 2002, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any.  The board of directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants.  It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The board of directors believes that important advantages to the Company are gained by an option program such as the Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

The principal terms of the Plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan filed as an exhibit to the aforesaid S-8 Registration Statement under SEC File No.: 333-102617.

Summary Description of the DSE Fishman, Inc. 2002 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

 The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a.

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b.

extend the NSO period, or

c.

materially increase the benefits accruing to Plan participants, or

d.

materially modify Plan participation eligibility requirements, or

e.

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Activity in the Plan is as follows:

Date	Description	Number	Exercise Price Per Share

October 2002	Options granted	500,000	$.01

July 31, 2003	Outstanding	500,000	$.01

May 2004	Options granted	1,000,000	$.01

May 2004	Options exercised	(1,500,000)	$.01

July 31,2004	Outstanding	-0-

Of the options granted and exercised, 200,000 relate to current officers and directors and 300,000 relate to a former officer. No options were issued or outstanding at any date subsequent  to July 31, 2004.

We intend to amend the Plan to increase the number of shares which may be issued under it.

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

Indemnification

Our bylaws provide that we shall indemnify its officers, directors, employees and other agents to the fullest extent permitted by Nevada law. In addition, our certificate of incorporation provides that, to the fullest extent permitted by Nevada law, our directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to us or our shareholders. This provision in the certificate of incorporation does not eliminate the directors' duty of care, and in appropriate circumstances equitable remedies including as an injunction or other forms of non-monetary relief would remain available under Nevada law. Each director will continue to be liable for breach of the director's duty of loyalty to us or our shareholders, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for any transaction from which the director derived an improper personal benefit and for improper distributions to shareholders. In addition, this provision does not affect a director's responsibilities under any other laws, including federal securities laws or state or federal environmental laws.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suitor proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will submit the question of whether indemnification by us is against public policy to an appropriate court and will be governed by the final adjudication of the case.

Item 10 - EXECUTIVE COMPENSATION

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned[2]	Percent of Class

Doyle S. Elliott	7,500,000[3]	71.42%
Lisa Fincher	100,000	0.95%
Peter Moroz	100,000	0.95%
Officers and Directors as a group ( 2 members)	200,000	1.90%

____________________

1.

The address for each person is 2219 Gulf Drive, Bradenton, Florida 34217.

2.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

3.

Exclusive of an aggregate 1,440,000 shares owned by Mr. Elliott’s wife and 3 children (360,000 each). Mr. Elliott disclaims any beneficial interest in or control over any of such 1,440,000 shares other than that which may be attributed to him by operation of law. Mr. Elliott resigned as president and a director in April 2004. The resignation of Mr. Elliott was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Elliott has agreed to waive all voting rights with respect to such shares so long as they are in his name and so long as the certificates bear a restricted legend.  Mr. Elliott has also agreed that in the event he desires to sell all or any portion of the restricted shares owned by him in Fishman, that a condition of such sale would require any purchasers to similarly forego any voting rights so long as such shares bear a restricted legend.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None, except as indicated in Part I, Item 2 as relates to Issuer’s office space.

PART IV

Item 13 -  EXHIBITS

Exhibits
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

All fees relating to our principal accountant ($0) pertained to assurance services. The accounting firm performed no tax or consulting services for us.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Lisa Fincher

Lisa Fincher

Title: President and CFO

Date:

January 24, 2006

/s/  Peter Moroz

PETER MOROZ

Title: Director

Date: January 24, 2006

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-4

STATEMENTS OF CASH FLOWS

F-5

NOTES TO FINANCIAL STATEMENTS

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DSE Fishman, Inc.

Holmes Beach, Florida

We have audited the accompanying balance sheet of DSE Fishman, Inc. as of July 31, 2004 and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSE Fishman, Inc. as of July 31, 2004 and the results of its operations and its cash flows for the years ended July 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources, has not established a source of equity or debt financing and has incurred operating losses in each of the past two fiscal years which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                /s/ Most & Company, LLP

                                                                                                   ------------------------------

New York, New York                                                                 Most & Company, LLP

January 13, 2006

DSE FISHMAN, INC

Balance Sheet

July 31, 2004

ASSETS

CURRENT ASSETS:

Cash	$1,051

TOTAL ASSETS	$1,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$68,300

Total Current Liabilities	68,300

STOCKHOLDERS’ DEFICIT:

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; authorized 24,000,000
shares; 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(92,249)

Total Stockholders’ Deficit	(67,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,051

See notes to financial statements.

DSE FISHMAN, INC.

Statements of Operations

For the Years Ended July 31, 2004 and 2003

	2004	2003

Revenue	$ 1,051	$ -

General and administrative	50,000	33,300

Net loss	$(48,949)	$ (33,300)

Basic loss per share	$ (.01)	$ *
Weighted average number of common shares outstanding	9,687,500	9,125,000
*Less than $(.01) per share.

See notes to financial statements. F-3

DSE FISHMAN, INC

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital
	Shares	Amount		Accumulated Deficit	Total

Balance, August 1, 2002	9,000,000	$ 9,000	$ 1,000	$ (10,000)	$ -

Exercise of stock options	500,000	500	4,500	-	5,000

Loss for the year ended July 31, 2003	-	-	-	(33,300)	(33,300)

Balance, July 31, 2003	9,500,000	9,500	5,500	(43,300)	(28,300)

Stock options exercised for accrued expenses	1,000,000	1,000	9,000	-	10,000

Loss for the year ended July 31, 2004	-	-	-	(48,949)	(48,949)

Balance, July 31, 2004	10,500,000	$10,500	$14,500	$(92,249)	$(67,249)

See notes to financial statements.

DSE FISHMAN, INC.

Statements of Cash Flows

For the Years Ended July 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(48,949)	$ (33,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in accrued liabilities	50,000	29,300
Stock compensation	-	4,000

Net Cash Provided by Operating Activities	1,051	-

INCREASE IN CASH	1,051	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$ 1,051	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash transactions:

Stock options exercised for
Accrued expenses	$10,000	$1,000

See notes to financial statements.

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

DSE Fishman, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 15, 2002 and operates as a consulting firm. It now considering filing a notice with the Securities and Exchange Commission of its intent to elect in good faith, by December 31, 2006, to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of such Act. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.”

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on July 31.

b.  Provision for Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

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

If the Company is successful in raising funds and becoming a Business Development Company, its principal estimates will involve the determination of the value of its portfolio companies.

e. Valuation of Securities

The net asset value per share of the Company’s outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of total assets, the Company will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the board of directors based on the recommendation by its investment adviser and under valuation guidelines adopted by the board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, the Company’s cost usually will be at their respective fair market value.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   The Company’s valuation guidelines are subject to periodic review by the board of directors and may be revised in light of experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.   Accordingly, under current auditing standards, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on its financial statements.

f.   Financial Instruments

The carrying amounts of financial instruments, including accrued expenses, approximate their fair values because of their relatively short maturities.

g.   Net  Loss Per Common Share

Basic net loss per common share has been calculated based on the basic weighted average number of shares outstanding during the period.

   h.    Impact Of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended July 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The Financial Accounting Standards Board has revised the accounting for stock based payments. SFAS No. 123R will be effective for the fiscal year ending January 31, 2007. The Company has not yet determined what the impact will be, if any, on their financial statements.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

i.   Revenue Recognition

The Company recognizes revenue on contracts when work has been completed or milestones have been achieved. In no case is revenue recognized before cash amounts earned are determined and are due and payable.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  At July 31, 2004 the Company had negative working capital of $67,249, accumulated stockholders’ deficit of $92,249 and $1,051 in revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. The Company is giving active consideration to becoming a Business Development Company (“BDC”)  under the Investment Company Act of 1940, as amended, in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it elects to become a BDC, it will file the necessary forms to be considered a BDC by December 31, 2006. Upon becoming a BDC, the Company intends to attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the Securities Act of 1933 because, as a registered BDC, their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. The Company will not commence an offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering.

If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On July 15, 2002, the board of directors issued 9,000,000 shares of common stock for $10,000 in services to the founding shareholders of the Company.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At July 31, 2004, the Company had no shares of preferred stock designated, issued or outstanding.

Stock Option Plan

Pursuant to an October 24, 2002 board of directors’ approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries if any, with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a)

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b)

extend the NSO period, or

c)

materially increase the benefits accruing to Plan participants, or

d)

materially modify Plan participation eligibility requirements, or

e)

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Activity in the Plan is as follows:

Date	Description	Number	Exercise Price Per Share

October 2002	Options granted	500,000	$.01

May 2003	Options exercised	(500,000)	$.01

July 31, 2003	Outstanding	-0-

May 2004	Options granted	1,000,000	$.01

May 2004	Options exercised	(1,000,000)	$.01

July 31,2005	Outstanding	-0-

All options were issued at an exercise price $.01 per share which was deemed to have been the fair market value at the date of grant at which time the Company had no resources or revenue. Of the options granted and exercised, 200,000 relate to current officers and directors and 300,000 relate to a former officer.

NOTE 5 - INCOME TAXES

At July 31, 2004, the Company had net operating loss carryforwards of approximately $92,000 that may be offset against future Federal taxable income through 2023, subject to possible limitations due to changes in ownership. At July 31, 2004, deferred tax assets of approximately $32,000 have been offset by an allowance of $32,000.

As of July 31, 2004, deferred tax assets consisted of the following:

Net operating loss	$ 32,000

Valuation allowance	(32,000)

$ -

For the years ended July 31, 2004 and 2003, deferred income taxes consisted of the following:

	2004	2003
Net operating loss	$19,000	$16,000
Valuation allowance	(19,000)	(16,000)

	$ -	$ -

For the years ended July 31, 2004 and 2003, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2005	2004
Expected Federal income tax (benefit)	$(19,000)	$(16,000)
Change in valuation allowance	19,000	16,000

	$ -	$ -

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by the founder of the Company, without cost.