Form 10QSB
period 2004-10-31
DSE FISHMAN INC
filed 2006-01-26
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-49993

DSE FISHMAN, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

2219 Gulf Drive
Bradenton Beach, Florida 34217
(Address of principal executive offices)

(941) 779-2243
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,500,000 shares of Common Stock, as of January 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

DSE FISHMAN, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.
Balance Sheet
October 31, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$3,051

Total Assets	$3,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$73,300

Total Current Liabilities	73,300

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; 24,000,000 shares
authorized, 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(95,249)

Total Stockholders’ Deficit	(70,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,051

See notes to financial statements

DSE FISHMAN, INC.
Statements of Operations
For the Three Months Ended October 31, 2004 and 2003
(Unaudited)

	2004	2003
Revenue	$2,000	$-

General and administrative	5,000	5,000

Net loss	$(3,000)	$(5,000)

Basic and diluted loss per share	*	*
Weighted average number of common shares outstanding	10,500,000	9,500,000

        *Less than $0.01 per share.

See notes to financial statement

DSE FISHMAN, INC.
Statements of Cash Flows
For the Three Months Ended October 31, 2004 and 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:

Net loss	$(3,000)	$(5,000)
Change in net operating assets	5,000	5,069

Net Cash Provided by Operating Activities	2,000	69

INCREASE IN CASH	2,000	69

CASH AT BEGINNING OF PERIOD	1,051	-
CASH AT END OF PERIOD	$3,051	$69

See notes to financial statements

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1--BASIS OF PRESENTATION

DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2004.

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

b. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of affect revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Net Loss Per Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.

d. New Accounting Pronouncements

The Financial Accounting Standards Board has issued FASB Statement No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting for and reporting of accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements.

The Company has not determined what the effect, if any, will be on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

e. Revenue Recognition

The Company recognizes revenue on contracts when work has been completed or milestones have been achieved. In no case is revenue recognized before cash amounts earned are determined and are due and payable.

f. Income Taxes

As of October 31, 2004, the Company had approximately $95,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2023.

NOTE 3--GOING CONCERN

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

/s/ Lisa Fincher
By: Lisa Fincher
President

January 25, 2006