Form 10QSB
period 2005-01-31
DSE FISHMAN INC
filed 2006-01-26
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-49993

DSE FISHMAN, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction	(IRS Employer
of incorporation or organization	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,500,000 shares of Common Stock, as of January 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

DSE FISHMAN, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.

Balance Sheet
January 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$3,051

TOTAL ASSETS:	$3,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities expenses	$78,300

TOTAL CURRENT LIABILITIES	$78,300

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; 24,000,000 shares authorized 24,000,000
authorized shares; 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(100,249)

Total Stockholders’ Deficit	(75,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT:	$3,051

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations
For the Three Months Ended January 31, 2005 and 2004
(Unaudited)

	2005		2004
Revenue		$-		$-

General and administrative		5,000		5,000

Net loss		$(5,000)		$(5,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		9,500,000

        * Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations
For the Six Months Ended January 31, 2005 and 2004
(Unaudited)

	2005		2004
Revenue		$2,000		$-

General and administrative		10,000		10,000

Net loss		$(8,000)		$(10,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		9,500,000

        * Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.

Statements of Cash Flows
For the Six Months Ended January 31, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(8,000)	$(10,000)
Net change in net operating assets	10,000	10,069

Cash Provided by Operating Activities	2,000	69

INCREASE IN CASH	2,000	69

CASH AT BEGINNING OF PERIOD	1,051	-
CASH AT END OF PERIOD	$3,051	$69

See notes are an integral part of theseto financial statements.

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1--BASIS OF PRESENTATION
DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January  31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2004.

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

f. Income Taxes

As of January 31, 2005, the Company had approximately $100,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2024.

NOTE 3 -- GOING CONCERN

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