Form 10QSB
period 2005-04-30
DSE FISHMAN INC
filed 2006-01-26
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

DSE FISHMAN, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.

Balance Sheet
April 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$2,811

TOTAL ASSETS	$2,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$79,800

Total Current Liabilities	79,800

STOCKHOLDERS’ DEFICIT:

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; 24,000,000 shares
authorized, 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(101,989)

Total Stockholders’ Deficit	(76,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,811

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations
For the Three Months Ended April 30, 2005 and 2004
(Unaudited)

		2005		2004
Revenue		$-		$-

General and administrative		1,740		15,000

Net loss		$(1,740)		$(15,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		9,500,000

*Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations
For the Nine Months Ended April 30, 2005 and 2004
(Unaudited)

		2005		2004
Revenue		$2,000		$-

General and administrative		11,740		25,000

Net loss		$(9,740)		$(25,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		9,500,000

*Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.

Statements of Cash Flows
For the Nine Months Ended April 30, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(9,740)	$(25,000)
Net change in operating assets	11,500	25,000

Net Cash Provided by Operating Activities	1,760	-

INCREASE IN CASH	1,760	-

CASH AT BEGINNING OF PERIOD	1,051	-
CASH AT END OF PERIOD	$2,811	$-

See notes to financial statements

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1--BASIS OF PRESENTATION

  DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2004.

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

   As of April 30, 2005 the Company had approximately $102,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2023.

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