Form 10KSB
period 2005-07-31
DSE FISHMAN INC
filed 2006-01-27
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-49993

DSE FISHMAN, INC.
(Name of Small Business Issuer in its Charter)

Nevada	52284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2219 Gulf Drive Bradenton Beach, Florida	34217
(Address of principal Executive Offices)	(Zip Code)

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
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this formand will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X]

State Issuer’s revenues for its most recent year: $2,000 as of July 31, 2005.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 18, 2006 is 10,500,000 shares, all of one class, $.001 par value per share. Of this number, 2,800,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the 2,800,000 shares held by non-affiliates, based upon the book value as of July 31, 2005 is $-0-.

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

Yes [ ] No [ ] NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
Yes [ ]No [ ]

PART I

Item 1 - DESCRIPTION OF BUSINESS

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

Public companies - Our plan called for us to assist small public companies to devise programs to increase their visibility in the financial community. We planned to work with independent consultants and public relations firms to assist clients in developing or assisting clients in developing packages and materials to be used for these purposes.

Our initial efforts to solicit engagements led us to refer prospective clients to others because these clients needed to seek sources of capital. It became clear to us that a market clearly exists for a company that is capable of providing limited amounts of capital as well as management advice to emerging companies. Therefore, we have modified our initial plan and actively considering filing a notice of election to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 ("1940 Act") in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will explore any other prospective opportunities before making a final decision. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.”

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

Item 2 - DESCRIPTION OF PROPERTY

We currently operate out of a small office at 2219 Gulf Drive, Bradenton Beach, Florida provided to us by our founder at no cost which serves as our principal address. No formal lease or other agreement exists.

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

Part II

Item 5 -- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

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

Fishman has 24,000,000 authorized shares of common stock. The board of directors, without stockholder approval, could issue up to 13,500,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help its present management. On May 17, 2004, we adopted a resolution, by consent from the board of directors and certain principal stockholders of the Company, to amend our Articles of Incorporation to increase the authorized shares of our common stock from 24,000,000 to 99,000,000. We expect to file that amendment by later in 2006 after which our board of directors, without stockholder approval, could issue up to 88,500,000 shares of common stock.

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

    Fishman was incorporated in the state of Nevada on July 15, 2002 and has not generated significant revenues and has virtually no assets. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. After evaluating our opportunities, we decided to convert into a BDC. We have never functioned as a BDC, nor has any officer or director. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Fishman’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in Fishman’s common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

Fishman has virtually no financial resources and an accumulated deficit of $107,024 at July 31, 2005. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We will incur only limited cash obligations during the period that we are seeking funds. Substantially all expenses incurred through July 31, 2005 relate to professional or consulting fees associated with regulatory filings and developing our basic business concepts.

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

Item 8B - OTHER INFORMATION

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

Activity in the Plan is as follows:

Date	Description	Number	Exercise Price Per Share
October 2002	Options granted	500,000	$.01

July 31, 2003	Outstanding	500,000	$.01

May 2004	Options granted	1,000,000	$.01

May 2004	Options exercised	(1,500,000)	$.01

July 31, 2004 and 2005	Outstanding	-0-

Of the options granted and exercised, 200,000 relate to current officers and directors and 300,000 relate to a former officer. No options were issued or outstanding at any date subsequent to July 31, 2004.

We intend to amend the Plan to increase the number of shares which may be issued under it.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, according-ly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportu-nities which may be appropriate for presenta-tion to us, as well as the other entities with which they are affiliated. As such, they may have con-flicts of interest in determining to which entity a particular business opportunity should be presented.

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

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Doyle S. Elliott	7,500,000[3]	71.42%
Lisa Fincher	100,000	0.95%
Peter Moroz	100,000	0.95%
Officers and Directors as a group ( 2 members)	200,000	1.90%

1.	The address for each person is 2219 Gulf Drive, Bradenton Beach, Florida 34217.

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

3.
Exclusive of an aggregate 1,440,000 shares owned by Mr. Elliott’s wife and 3 children (360,000 each), Mr. Elliott disclaims any beneficial interest in or control over any of such 1,440,000 shares other than that which may be attributed to him by operation of law. Mr. Elliott resigned as president and a director in April 2004. The resignation of Mr. Elliott was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Elliott has agreed to waive all voting rights with respect to such shares so long as they are in his name and so long as the certificates bear a restricted legend. Mr. Elliott has also agreed that in the event he desires to sell all or any portion of the restricted shares owned by him in Fishman, that a condition of such sale would require any purchasers to similarly forego any voting rights so long as such shares bear a restricted legend.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None, except as indicated in Part I, Item 2 as relates to Issuer’s office space.

PART IV

Item 13 -- EXHIBITS

Exhibits
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 -- Principal Accountant Fees and Services

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

/s/ Lisa Fincher
Lisa Fincher
Title: President and CFO
Date: January 25, 2006

/s/ Peter Moroz
PETER MOROZ
Title: Director
Date: January 25, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DSE Fishman, Inc.
Holmes Beach, Florida

We have audited the accompanying balance sheet of DSE Fishman, Inc. as of July 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSE Fishman, Inc. as of July 31, 2005 and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is has limited financial resources, has not established a source of equity or debt financing and has incurred operating losses in each of the past two fiscal years which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Most & Company, LLP
Most & Company, LLP
New York, New York
January 18, 2006

DSE FISHMAN, INC
Balance Sheet
July 31, 2005

ASSETS

CURRENT ASSETS:

Cash	$2,776

TOTAL ASSETS	$2,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expense	$84,800

Total Current Liabilities	84,800

STOCKHOLDERS’ DEFICIT:

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding	-
Common stock: $0.001 par value; authorized 24,000,000
shares; 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(107,024)

Total Stockholders’ Deficit	(82,024)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,776

See notes to financial statements.

DSE FISHMAN, INC.
Statements of Operations
For the Years Ended July 31, 2005 and 2004

	2005	2004
Revenue	$2,000	$1,051

General and administrative	16,775	50,000

Net loss	$(14,775)	$(48,949)

Basic and diluted loss per share	$(.00)	$(.01)
Weighted average number of common shares outstanding	10,500,000	9,687,500

See notes to financial statements.

DSE FISHMAN, INC
Statement of Stockholders’ Deficit

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Total

Balance, August 1, 2003	9,500,000	$ 9,500	$ 5,500	$ (43,300)	$(28,300)

Exercise of stock options	1,000,000	1,000	9,000	-	10,000

Loss for the year ended July 31, 2004	-	-	-	(48,949)	(48,949)

Balance, July 31, 2004	10,500,000	10,500	14,500	(92,249)	(67,249)

Loss for the year ended July 31, 2005	-	-	-	(14,775)	(14,775)

Balance, July 31, 2005	10,500,000	$ 10,500	$ 14,500	$ (107,024)	$(82,024)

See notes to financial statements.

DSE FISHMAN, INC.
Statements of Cash Flows
For the Years Ended July 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(14,775)	$(48,949)
Net change in accrued expenses	16,500	40,000
Stock compensation	-	10,000

Net Cash Provided by Operating Activities	1,725	1,051

INCREASE IN CASH	1,725	1,051

CASH AT BEGINNING OF YEAR	1,051	-
CASH AT END OF YEAR	$2,776	$1,051

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:

Stock options exercised for accrued expenses	$-	$10,000

See notes to financial statements.

DSE FISHMAN, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

DSE Fishman, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 15, 2002 and operates as a consulting firm. It now is considering filing a notice with the Securities and Exchange Commission of its intent to elect in good faith, by December 31, 2006, to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of such Act. A business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.”

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

In calculating the value of total assets, the Company will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the board of directors based on the recommendation by its investment adviser and under valuation guidelines adopted by the board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions

For warrants, the Company’s cost usually will be at their respective fair market value. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. The Company’s valuation guidelines are subject to periodic review by the board of directors and may be revised in light of experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on its financial statements.

.

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

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern. At July 31, 2005 the Company had negative working capital of $82,024, accumulated stockholders’ deficit of $107,024 and $2,000 in revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. The Company is giving active consideration to becoming a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended, in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it elects to become a BDC, it will file the necessary forms to be considered a BDC by December 31, 2006. Upon becoming a BDC, the Company intends to attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the Securities Act of 1933 Act because, as a registered BDC their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. The Company will not commence an offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering.

If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At July 31, 2005, the Company had no shares of preferred stock designated, issued or outstanding.

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

NOTE 5 - INCOME TAXES

At July 31, 2005, the Company had net operating loss carryforwards of approximately $107,000 that may be offset against future Federal taxable income through 2024, subject to possible limitations due to changes in ownership. At July 31, 2005, deferred tax assets of approximately $38,000 have been offset by an allowance of $38,000.

As of July 31, 2005, deferred tax assets consisted of the following:

Net operating loss	38,000

Valuation allowance	(38,000)

$-

For the years ended July 31, 2005 and 2004, deferred income taxes consisted of the following:

	2004	2003
Net operating loss	$6,000	$19,000
Valuation allowance	(6,000)	(19,000)

	$-	$-

For the years ended July 31, 2005 and 2004, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2005	2004
Expected Federal income tax (benefit)	$(6,000)	$(19,000)

Change in valuation allowance	6,000	19,000

	$-	$-

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by the founder of the Company, without cost.