Form 10QSB
period 2005-10-31
DSE FISHMAN INC
filed 2006-02-01
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

DSE FISHMAN, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.
Balance Sheet
October 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$1,762

TOTAL ASSETS	$1,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$84,800

Total Current Liabilities	84,800

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding
Common stock: $0.001 par value; 24,000,000 shares
authorized, 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(108,038)

Total Stockholders’ Deficit	(83,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,762

See notes to financial statement.

DSE FISHMAN, INC.
Statements of Operations
For the Three Months Ended October 31, 2005 and 2004
(Unaudited)

		2005		2004
Revenue		$-		$2,000

General and administrative		1,014		5,000

Net loss		$(1,014)		$(3,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		10,500,000

*Less than $0.01 per share.

See notes to financial statements

DSE FISHMAN, INC.
Statements of Cash Flows
For the Three Months Ended October 31, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,014)	$(3,000)
Change in net operating assets	-	5,000

Net Cash Provided (Used) by Operating Activities	$(1,014)	2,000

INCREASE (DECREASE) IN CASH	(1,014)	2,000

CASH AT BEGINNING OF PERIOD	2,776	1,051
CASH AT END OF PERIOD	$1,762	$3,051

See notes to financial statements

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1--BASIS OF PRESENTATION

    DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2005.

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

d. New Accounting Pronouncements

The Financial Accounting Standards Board has issued FASB Statement No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company’s financial statements.

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

f. Income Taxes

As of October 31, 2005 the Company had approximately $108,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2023. No tax benefit has been recorded with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

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

The Company is considering becoming a Business Development Company (“BDC”) under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it decides to proceed as a BDC, it will file the necessary forms to be considered a BDC by July 31, 2006. Upon becoming a BDC, the Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities. As a matter of practicality, the Company will consider all realistic options open to it before making a final decision.

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

The extent of operations over the next 12 months will be determined by the amount of financing obtained, if any, that we receive. If and when we are successful in raising funds, we will use the services of experienced consultants to locate and evaluate opportunities. As part of the assessment process, the Company is considering becoming a Business Development Company (“BDC”) under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it decides to proceed as a BDC, it will file the necessary forms to be considered a BDC by July 31, 2006. Upon becoming a BDC, the Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities. As a matter of practicality, the Company will consider all realistic options open to it before making a final decision.

We do not currently engage in any product and research development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

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
Date: February 1, 2006