Form 10QSB
period 2006-01-31
DSE FISHMAN INC
filed 2006-03-21
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(941) 779-2243
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,500,000 shares of Common Stock, as of March 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DSE FISHMAN, INC.

INDEX

PART I.
FINANCIAL INFORMATION

Item 1.

DSE FISHMAN, INC.
Balance Sheet
January 31, 2005
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,762

TOTAL ASSETS	$1,762
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accrued expenses	$86,800

Total Current Liabilities	86,800

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none issued and outstanding
Common stock: $0.001 par value; 24,000,000 shares
authorized, 10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	14,500
Accumulated deficit	(110,038)

Total Stockholders’ Deficit	(85,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,762

See notes to financial statements

DSE FISHMAN, INC.
Statements of Operations
For the Six Months Ended January 31, 2006 and 2005
(Unaudited)

	2006		2005
Revenue		$-		$2,000

General and administrative		3,014		10,000

Net loss		$(3,014)		$(8,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		10,500,000

* Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.
Statements of Operations
For the Three Months Ended January 31, 2006 and 2005
(Unaudited)

	2006		2005
Revenue		$-		$-

General and administrative		2,000		5,000

Net loss		$(2,000)		$(5,000)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		10,500,000

*Less than $0.01 per share.

See notes to financial statements

DSE FISHMAN, INC.
Statements of Cash Flows
For the Six Months Ended January 31, 2006 and 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,014)	$(8,000)
Change in net operating assets	2,000	10,000

Net Cash Provided (Used) by Operating Activities	$(1,014)	2,000

INCREASE (DECREASE) IN CASH	(1,014)	2,000

CASH AT BEGINNING OF PERIOD	2,776	1,051
CASH AT END OF PERIOD	$1,762	$3,051

See notes to financial statements

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1--BASIS OF PRESENTATION

       DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

As part of the Company’s plans to augment its financial resources and consider attractive business opportunities, it has entered into discussions with a private, unaffiliated third party located in California with respect to a potential business transaction which could result in the discontinuance of the Company’s current operations, change of control/ownership and new management. There can be no assurance that a transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2005.

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

As of January 31, 2006 the Company had approximately $110,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2023. No tax benefit has been recorded with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

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

The Company is considering, among other things, becoming a Business Development Company (“BDC”) under the Investment Company Act of 1940 in order to operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. If it decides to proceed as a BDC, it will file the necessary forms to be considered a BDC by July 31, 2006. Upon becoming a BDC, the Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the Securities Act of 1933. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or "free-trading" securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance. If and when the Company is successful in raising funds, of which there can be no assurances, it will engage the services of experienced consultants to locate and evaluate investment opportunities. As a matter of practicality, the Company will consider all realistic options open to it before making a final decision. The Company has also entered into a discussion about a possible merger (see Note 1).

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

As part of our plans to augment our financial resources and consider attractive business opportunities, we have entered into discussions with a private, unaffiliated third party located in California with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or our stockholders would realize any benefits from it.

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

By: /s/ Lisa Fincher

Lisa Fincher
President

March 21, 2006