Form 10QSB
period 2006-04-30
DSE FISHMAN INC
filed 2006-06-14
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                  FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number: 000-49993

DSE FISHMAN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Identification Number)

4600 Campus Drive, Suite 210

Newport Beach, CA 92660

(Address of principal executive offices)

949-756-2033

(Issuer’s telephone number)

2219 Gulf Drive

Bradenton Beach, Florida 34217

(Former name, former address and former fiscal year if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,950,000 shares of Common Stock, as of June 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DSE FISHMAN, INC.

INDEX

Page Number
PART I.
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Balance Sheet as of April 30, 2006	3

Statements of Operations for the Nine Months Ended April 30, 2006 and 2005	4

Statements of Operations for the Three Months Ended April 30, 2006 and 2005	5

Statements of Cash Flows for the Nine Months Ended April 30, 2006 and 2005	6

Notes to Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	12

PART II.
Other Information (Items 1-6)	12

DSE FISHMAN, INC.

Balance Sheet

April 30, 2006

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

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations

For the Nine Months Ended April 30, 2006 and 2005

(Unaudited)

		2006		2005

Revenue		$-		$2,000

General and administrative		3,014		11,740

Net loss		$(3,014)		$(9,740)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		10,500,000

* Less than $0.01 per share

See notes to financial statements

DSE FISHMAN, INC.

Statements of Operations

For the Three Months Ended April 30, 2006 and 2005

(Unaudited)

		2006		2005

Revenue		$-		$-

General and administrative		2,000		1,740

Net loss		$(2,000)		$(1,740)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		10,500,000		10,500,000

                         *Less than $0.01 per share.

See notes to financial statements

DSE FISHMAN, INC.

Statements of Cash Flows

For the Nine Months Ended April 30, 2006 and 2005

(Unaudited)

	2006	2005

OPERATING ACTIVITIES:
Net loss	$(3,014)	$(9,740)
Change in net operating assets	2,000	11,500

Net Cash Provided (Used) by Operating Activities	(1,014)	1,760

INCREASE (DECREASE) IN CASH	(1,014)	1,760

CASH AT BEGINNING OF PERIOD	2,776	1,051
CASH AT END OF PERIOD	$1,762	$2,811

See notes to financial statements

DSE Fishman, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1--BASIS OF PRESENTATION

DSE Fishman, Inc. (the “Company”) was incorporated as a Nevada corporation in July 2002 to be a consulting firm.

As part of the Company’s plans to augment its financial resources and consider attractive business opportunities, it has entered into discussions with a private, unaffiliated third party located in California with respect to a potential merger transaction which could result in the discontinuance of the Company’s current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended July 31, 2005.

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

f.

Income Taxes

As of April 30, 2006 the Company had approximately $110,000 of net operating loss (NOL) carryforwards to reduce future Federal income tax, through 2023. No tax benefit has been recorded with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

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

NOTE 3 – SUBSEQUENT EVENT

On May 9, 2006, GACC Acquisition Corp. (“GACC Merger Sub”), a California corporation and newly formed wholly-owned subsidiary of DSE Fishman, Inc. (the “Company” or “Registrant”) entered into, executed, and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with Great American Coffee Company, Inc., a California corporation (“Great American”) in which, among other things:

(a)           Great American acquired and assumed all of the assets, business, obligations, and liabilities of GACC Merger Sub, as provided for and qualified;

(b)           Each issued and outstanding share of common stock of Great American was converted into shares of common stock of the Company in accordance with the provisions of the Merger Agreement;

(c)           Each issued and outstanding share of common stock of GACC Merger Sub was converted into shares of common stock of Great American in accordance with the provisions of the Merger Agreement;

(d)           GACC Merger Sub disappeared and ceased to be an active corporation; and

(e)           Great American became a direct, wholly-owned subsidiary of the Company.

ITEM 2

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

As part of our plan to augment our financial resources and consider attractive business opportunities, we, through our newly formed wholly-owned subsidiary, GACC Acquisition Corp. (GACC), entered into an agreement and plan of merger on May 9, 2006 to acquire all of the issued and outstanding stock of Great American Coffee Company, Inc. (“Great American”), a company incorporated in the state of California, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, GACC and Great American. A copy of the Merger Agreement is included as Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on May 15, 2006.

Pursuant to the Merger Agreement, Great American became a wholly-owned subsidiary of the Company, following the exchange of all outstanding Great American shares for 1,500,000 newly-issued shares of the Company’s Common Stock.

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

The extent of operations over the next 12 months will be determined by the amount of financing obtained, if any, that we receive. The Company will attempt to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the 1933 Act.

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

ITEM 3.

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

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

None

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

A merger, first reported in our Form 8-K filed with the SEC on May 15, 2006, was consummated on May 8, 2006 (the “Merger”).    The Form 8-K is incorporated herein by this reference.

In the merger, we acquired Great American Coffee Company, Inc., a California Corporation, and we gave consideration comprised of 1,500,000 shares of Common Stock.  Concurrently, as part of the plan of reorganization, in exchange for a payment of $250,000 from Great American Coffee Company, Inc., our shareholders as of before the Merger surrendered 9,750,000 shares of Common Stock for cancellation and transferred 500,000 shares of Common Stock to Redwood Investment Group, LLC, an affiliate of Thomas C. Hemingway.

As of immediately after the Merger, Great American Coffee Company, Inc.’s assets consisted of approximately $250,000 in cash, and Great American Coffee Company, Inc. is now our wholly-owned subsidiary.  This was a merger of our newly-formed wholly-owned subsidiary, Great American Coffee Company Acquisition Corp., a California corporation, with and into Great American Coffee Company, Inc.

The Merger and the plan of reorganization  resulted in a change of control on or about May 8, 2006.

Effective May 8, 2006, Peter Moroz and Lisa Fincher resigned as our directors, and Lisa Fincher resigned as our President, Chief Executive Officer and Chief Financial Officer.  Such resignations were contemplated by the Merger.  The resignations of Mr. Moroz and Ms. Fincher were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Also as a result of the Merger, Doyle S. Elliott, no longer is a holder of more than ten percent (10%) of the Common Stock.

Upon the consummation of the Merger, our directors became Thomas C. Hemingway and Keith A. Rosenbaum.  Also, Thomas C. Hemingway became Chief Executive Officer, President and Chief Financial Officer.  There currently is no employment agreement between us and Mr. Hemingway.

BIOGRAPHICAL INFORMATION

Thomas C. Hemingway	Mr. Hemingway was the President and CEO
of Oxford Media, Inc., a provider of
video-on-demand services to the hospitality
industry, from June 2005 to May 2006.
From October 1, 1999 to August 2004,
Mr. Hemingway was Chief Executive Officer
and Chairman of the Board of Oxford Media
Corp., a wholly-owned subsidiary of Oxford
Media, Inc. Also, from August 5, 1998
through 2004, Mr. Hemingway was the
Chief Executive Officer and Chairman of the
Board of Esynch Corporation, a software
manufacturer and developer.

Keith A. Rosenbaum	Mr. Rosenbaum is an attorney whose areas of
practice include Business Law; Corporate
Law; Health Care; Mergers; and Taxation and
he is the Managing Director and Founder of
Spectrum Law Group LLP, which was formed
in February 2001, and is located in Irvine,
California.

In the Merger, we issued 1,500,000 shares of our Common Stock, par value $0.001 per share, to the three former stockholders of Great American Coffee Company, Inc.  The shares were issued in reliance upon the private offering exemption provided in Section 4(2) of the Securities Act of 1933.  The shares were not registered and cannot be distributed or resold absent registration or an exemption from registration under the Securities Act of 1933.

Our shareholders as of before the Merger surrendered an aggregate of 9,750,000 shares of Common Stock, which were cancelled for a payment of an aggregate of $250,000 from Great American Coffee Company, Inc.

Our shareholders as of before the Merger also transferred an aggregate of 500,000 shares of Common Stock to Redwood Investment Group, LLC, an affiliate of Thomas C. Hemingway.  The shares were issued in reliance upon the private offering exemption provided in Section 4(2) of the Securities Act of 1933.  The shares were not registered and cannot be distributed or resold absent registration or an exemption from registration under the Securities Act of 1933.

On June 6, 2006, Keith A. Rosenbaum surrendered 500,000 of Common Stock to us for cancellation in return for a payment of $75,000.  Concurrently, Mr. Rosenbaum resigned from our Board of Directors.  The resignation of Mr. Rosenbaum was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

One June 11, 2006, our Board authorized the issuance of 200,000 shares of Common Stock to The Yocca Law Firm, LLP.  The shares were issued in reliance upon the private offering exemption provided in Section 4(2) of the Securities Act of 1933. The shares were not registered and cannot be distributed or resold absent registration or an exemption from registration under the Securities Act of 1933.

After the events described above, on June 14, 2006 each of the following persons beneficially owned the respective number of shares of Common Stock and percentage of outstanding shares indicated in the following table:

BENEFICIAL OWNERSHIP

	Shares	Percent of Class

Thomas C. Hemingway	1,000,000(1)	51.3

Gary Cohee	500,000	25.6

The Yocca Law Firm, LLP	200,000	10.3

Directors and
Executive Officers
(1 person)	1,000,000	51.3

(1) Includes 500,000 shares registered in the name of Redwood Investment Group, LLC, an affiliate of Thomas C. Hemingway.

A description of our business is found in this report under the heading “Management’s Discussion and Analysis or Plan of Operation.”

We currently utilize at no charge about 200 square feet of rented office space of Thomas

C. Hemingway for our principal executive offices.

Our Management’s Discussion and Analysis or Plan of Operation is found elsewhere in this report.

Our description of Legal Proceedings, if any, is found elsewhere in this Report.

The information concerning “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” is incorporated by reference to Part II. Item 5 entitled “MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS” in our Form 10-KSB filed with the SEC on January 27, 2007.

The description of our securities is incorporated by reference to PART I. ITEM 8., entitled “DESCRIPTION OF SECURITIES” in our Form 10SB12G/A filed with the SEC on November 13, 2002.

The information regarding changes in or disagreements with accountants is incorporated by reference to PART I. Item 8 – entitled “CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE” of our Form 10-KSB filed with the SEC on January 24, 2006.

Other than director and officer indemnification agreements, we currently do not have any compensation arrangements or agreements with Thomas C. Hemingway, our sole director and sole executive officer.

As mentioned above, Great American Coffee Company, Inc. paid $75,000 to Keith A. Rosenbaum in redemption of 500,000 shares of Common Stock concurrent with his resignation from the board and resignation as Secretary.  We also executed a mutual release of claims between Mr. Rosenbaum and his law firm, on the one hand, and us, Great American Coffee Company, Inc., Thomas C. Hemingway and Gary Cohee, on the other hand, related to or arising out of the formation of Great American Coffee Company, Inc. or the Merger.

As mentioned above, Redwood Investment Group, LLC, an affiliate of Thomas C. Hemingway, acquired 500,000 shares of Common Stock for a payment by Great American Coffee Company, Inc. of $250,000 to our shareholders as of before the Merger.

In order to become compliant with the requiements of Form 8-K, we shall also file such audited financial statements of Great American Coffee Company, Inc. and pro forma financial statements as are required in connection with the Merger.  Such financial statements were required to be filed with our original filing of Form 8-K in connection with the Merger.

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

DSE Fishman, Inc.

     (Registrant)

By:

/s/ Thomas C. Hemingway

Thomas C. Hemingway,

                                                                                                Chief Executive Officer

                                                                                                and President

June 14, 2006