Form 10KSB
DSE FISHMAN INC
filed 2006-11-14
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-49993

DSE FISHMAN, INC.
(Name of Small Business Issuer in its Charter)

Nevada	52284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 Main St., Suite 120 Irvine, CA	92614
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 949-756-2033

4600 Campus Drive, Suite 210
Newport Beach, CA
(Former name, former address and former fiscal year if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

State Issuer’s revenues for its most recent year: $0.00 as of July 31, 2006.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 10, 2006 is 1,750,000 shares, all of one class, $.001 par value per share. Of this number, 675,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the 675,000 shares held by non-affiliates, based upon the book value as of July 31, 2006 is $-0-.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

The registrant’s definitive proxy statement, which will be filed with the SEC within 120 days after the fiscal year end is incorporated by reference into Items 9, 10, 11, and 12.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1 --DESCRIPTION OF BUSINESS

Corporate History

DSE Fishman, Inc. (the “Company” or “Fishman”) was originally incorporated in the state of Nevada on July 15, 2002. The Company’s initial objective was to provide consulting services to small companies seeking to understand financing alternatives and public companies looking to expand their visibility in the financial community.

On May 9, 2006, GACC Acquisition Corp. (“GACC Merger Sub”), a California corporation and newly formed wholly-owned subsidiary of the Company entered into, executed, and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with Great American Coffee Company, Inc., a California corporation (“GACC” or “Great American Coffee Company”). Pursuant to the Merger Agreement, among other things:

a)	GACC acquired and assumed all of the assets, business, obligations, and liabilities of GACC Merger Sub, as provided for and qualified herein;

b)	Each issued and outstanding share of common stock of GACC was converted into shares of common stock of the Company in accordance with the provisions of the Merger Agreement;

c)	Each issued and outstanding share of common stock of GACC Merger Sub was converted into shares of common stock of GACC in accordance with the provisions of the Merger Agreement;

d)	GACC Merger Sub disappeared and ceased to be an active corporation; and

e)	Great American became a direct, wholly-owned subsidiary of the Company.

The GACC Merger became legally effective at the time GACC and GACC Merger Sub filed a Certificate of Merger (the “Certificate of Merger”) with the Secretary of State of the State of California and other closing conditions were satisfied. The effective date of the GACC Merger was deemed to be May 9, 2006 (“Effective Date”). From and after the Effective Date, our principal asset became, and has continued to be, the Great American Coffee Company.

Business Description

The Great American Coffee Company has no current operations or employees and has no current agreements in place to acquire the operations of an existing business. The Company intends to purchase high-quality coffees and to sell them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, and a selection of premium teas through Company-operated retail stores. GACC will also sell coffee, cold beverages and tea products through other retail channels. GACC will also produce and sell bottled cold Green Tea®, Mocha Madness® and GACC Black-eyed® coffee drinks and a line of super premium ice cold drinks. These non-retail channels are collectively known as “Specialty Operations.” The Company’s objective is to establish GACC as a recognized and respected brand in the United States. To achieve this goal, the Company plans to rapidly expand its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the GACC brand through the introduction of new products and the development of new channels of distribution.

As a neighborhood coffee house with a media based motif, GACC will feature the highest quality fresh, micro-roasted, specialty whole bean coffees, traditional, espresso and iced blended coffee drinks, tea and tea based drinks, bagels, muffins, scones, and assorted bakery items.

Great American Coffee Company’s mission is to create a coffee house that serves outstanding specialty coffee and provide customers with an exceptional atmosphere and service, basically an “extension” of their home. By developing the Great American Coffee Company System, the Company will be able to show franchisees how to be successful in the coffee house business with great products and service, as well as drive rapid expansion of the brand. Typically, clientele of coffee houses are very loyal, and coffee houses enjoy strong repeat business, although there is no assurance that we will achieve any sales or continuing sales.

Company Owned Stores

The Company’s retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Media Experience. This third place experience, after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that will reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. GACC’s strategy for expanding its retail business will be to increase its market share in existing markets primarily by opening additional stores and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, GACC has planned 25 new stores to be opened in Orange County, California over the next 3 years.

GACC retail stores will be typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format from 1000 to 1600 square feet, its stores will be located in or near a variety of settings, including downtown and suburban retail centers, office buildings. While the Company intends to selectively locate stores in shopping malls, it will focus on locations that provide convenient access for pedestrians and drivers. With the flexibility in store size and format, the Company intends to also locate retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness.

All GACC stores will offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages and a selection of teas and distinctively packaged roasted whole bean coffees. GACC stores will also offer a selection of fresh pastries and other food items, sodas, juices, and accessories. Each GACC store varies its product mix depending upon the size of the store and its location. Larger stores will carry a broad selection of the Company’s whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee, teas and cold bottled drinks.

Just like fast food, real estate and video, the retail specialty coffee business is shifting to chains because of their advantages in marketing, promotion and advertising, brand name recognition, buying power, management control systems, operational experience, training programs and market reach. Best of all, the business has minimum space requirements, high repeat customer base, minimum number of employees, and is a great multi-store concept.

The Company intends to create an atmosphere that is inviting, comfortable, and personal. At Great American Coffee Company, Coffee House, consumers will be active: they will read, study, play games, use the media based systems, download music and video, talk, write letters, and work. Outdoor seating and casual furniture groupings will be incorporated to provide the customer with a variety of settings in which to enjoy the delicious product offerings. This unique atmosphere will allow Great American Coffee Company to attract a wide range of customers: blue collar workers, white collar professionals, students, and families with children. All efforts will be focused on providing an exceptional experience for the customers.

The Great American Coffee Company Difference

The Great American Coffee Company will be a new tech restaurant driven by networked multipurpose touch screen thin client computers at each table and bar seat that, in addition to taking food and drink orders, offer games; a music video jukebox; internet portal; television; streaming sports and other entertainment. Entering the store will allow the customer to enjoy a true multi media experience, from Television to Internet access. These embedded entertainment systems provide fun and competition to patrons of all ages

The combination of moderately priced drinks, discounts on game play and guest activation card combine to give the customer extraordinary value. The Company intends to afford customers the opportunity to join an affinity program wherein discounts will be awarded to regular (frequent visitor) customers and regular e-mails announce specials to enhance the value proposition. The interactive feeling of being inside a stimulating media driven environment through the use of technology will amplify the exhilaration quotient for customers of all ages.

In addition to media entertainment and games, the terminals will be integrated into the operations with ordering done at the table by the customer using touch screen menus, with food and drink delivery to the tables by runners or pick up moderated by LCD control panels. This menu system will make the ordering process fun, drop labor costs and speed service. Daily specials and potential up-sells will be written into the software. Without full table service, tipping will be at a minimum, enhancing the customer’s value perception.

Each terminal will offer cartoons, short news clips, movie previews, Internet access and a variety of short form fun. The terminals will act as a personal juke box for music and music videos so that music consumers can browse large music libraries available for MP3 download or online CD purchases. This feature provides a compelling attraction for an early afternoon following of teens.

The restaurant operations will be enabled through the networked system. Transactions will be billed based on cards that are issued to each customer. These cards can be prepaid or open account. This removes cash handling except at locations that “charge up” the cards. The cash control will be complete and should significantly reduce employee theft and billing mistakes. Employees will check into the system which takes a snapshot of the person eliminating the practice of employees checking absent employees in or out. The home office or unit manager will be able monitor in real time the activity of the restaurant from home or from a PDA, cell phone or Blackberry.

The media acts not just as a customer draw but will act as a revenue source. Labor costs will be minimized because of the elimination of as many as 2 employees per shift as compared with existing restaurants. GACC retail stores can be built for approximately $300,000 per location with some locations costing significantly less.

The Great American Coffee Company Advantage

Low Cost Development. The Company’s foundation software and network platform will allow extremely low cost innovations that position it to keep the entertainment offerings new and exciting. It also will allow new game play using local area networks and wide area networks as the restaurant chain expands. New trends can be identified and acted upon in a matter of days, whether it is new current events trivia questions from yesterday’s headlines or new games that pick up other current happenings.

The Card System. All food, drink, media and games will be ordered using a card that is inserted into one of the terminals. The card can be prepaid or operated in an open account mode for payment upon exit. This system provides extreme customer convenience and service and provides many operational advantages for the restaurant. The cards double as a collector of information for specials, frequent player credits and as a store of prize points that can be easily redeemed. The customer can personalize their accounts and receive specials, awards and thank you prizes for multiple visits.

Experienced and Successful Management Team. The Company will be led by a management team with extensive experience in the area of media and entertainment, development, and distribution.

The Market

“The Right Place at the Right Time.” Great American Coffee Company has no doubt that that’s where they are, and where they are going. Specialty coffee is hot! The specialty coffee industry is undergoing its most rapid growth in history. America’s love affair with specialty coffee has exploded into a $5.5 billion industry whose growth shows no sign of slowing down. The growth is being driven by an emerging coffee culture with continued growth expected in 2006.

The latest report by the National Coffee Association confirms dramatic gains in the consumption of specialty coffee beverages. Data from the National Coffee Association of USA’s “2006 National Coffee Drinking Trends” showed the percent of U.S. consumers who drink coffee each day rose to 56% in 2006 from 53% in 2005 and 49% in 2004. Once coffee drinkers have tried specialty coffee, there is no going back. The simple fact is; specialty coffee tastes better. The Company is experiencing a coffee-drinking public that recognizes, appreciates, and demands specialty coffee. This all adds up to an increased popularity of the specialty coffee retailer and the products they offer. With high quality specialty and espresso-based coffee drinks, a commitment to uncompromising quality, and a team of professionals committed to operational excellence, Great American Coffee Company will be positioned to take advantage of this booming coffee culture.

“With increases in coffee consumption from 53% to 56%, accompanied by a decline in soft-drink consumption over the last year to 57%, daily coffee drinkers are now statistically equal to daily soft-drink consumers,” the NCA said in a statement.

According to the NCA, during the past five years “The Coffee Café Segment” has become the fastest growing part of the distribution channel in the coffee industry. One of the reasons cited was that the relative strength of the U.S. economy over the past 5 years which has resulted in a large number of consumers being able to indulge in upscale varieties of staple products in every-day lifestyles, particularly specialty coffees. As a result, the taste palette of a significant proportion of American coffee drinkers is evolving to one that is more educated about the coffee bean and its many respective flavor nuances, from blends to varietals to estate grown coffees. With these changing consumer preferences, consumer demand for a wider variety of coffee beverages has been growing considerably, resulting in an increasing popularity for the specialty coffee beverage retailer and the products they offer. A second reason cited for the expansive growth of the specialty coffee beverage retailer is the decrease in alcohol consumption. The specialty coffee beverage retailer has taken the place of the neighborhood bar and has become the new place of choice for many Americans, young and old, to come relax with friends and family. The NCA also reported that away-from-home coffee consumption continues to gain market share at the expense of at-home consumption; another plus for the specialty coffee beverage retailers.

Industry Overview

According to the National Coffee Association of U.S.A., Inc. (the “NCA”), in 2005, 172.4 million adults, or 80% of the population over the age of 18, drank coffee daily or occasionally, which represents a 5.3 million-person increase from the 79% of the population over the age of 18 in 2004. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past five years from 9.0% of the adult population in 2000 to over 15.0% of the adult population in 2005.

The United States coffee market consists of two distinct product categories:

* commercial ground roast, mass-merchandised coffee; and
* specialty coffees, which include gourmet coffees (premium grade Arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

We believe that several factors have contributed to the increase in demand for gourmet coffee including:

* greater consumer awareness of gourmet coffee as a result of its increasing availability;
* increased quality differentiation over commercial grade coffees by consumers;
* increased demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste; and
* ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

Competition

The specialty coffee market is intensely competitive and generally highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, as well as from local specialty coffee stores. We will compete directly against all other premium coffee roasters, wholesalers and retailers, including other brands of coffeehouses, and mall coffee stores, restaurant and beverage outlets that serve coffee, and a growing number of espresso kiosks, stands, and carts. In addition, we will compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffee will compete directly against specialty coffees sold at specialty retailers and a growing number of specialty coffee stores. We believe that our customers will choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance and convenience and, to a lesser extent, on price.

We will compete with a growing number of specialty coffee retailers including Starbucks, Coffee Bean and Tea leaf, Tully’s, Diedrich’s, Peet’s Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. A number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees.

Starbucks - is quoted on the NASDAQ National Markets exchange (SBUX) with a market cap of approximately 28 billion dollars and over 11,000 stores, it is strongly the leader in the coffee industry.

Coffee Bean and Tea Leaf (CBTF) - A privately owned company was started in California in 1963. Based in Los Angeles, California Coffee Bean and Tea leaf has concentrated it’s efforts both Internationally and in the Western USA, continuing to grow their operations. CBTF currently has stores located internationally totaling approximately 150. In the western United States they have over 100 stores located in Arizona (11), California (77), Nevada(13) and Hawaii(3).

Peet’s Coffee - is quoted on the NASDAQ National Markets exchange (PEET) with a market cap of approximately 400 million dollars and over 111 stores, as of 1/1/2006. Peet's is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and away-from-home enjoyment. Peet’s Coffee was founded in Berkeley, California in 1966.

Diedrich Coffee - is quoted on the NASDAQ National Markets exchange (DDRX) with a market cap of approximately 20 million dollars and over 400 stores, as of 1/1/2006. The predecessor company, Carl E. Diedrich & Sons, Inc., commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. They incorporated in California in 1985. Included in the 400 stores are Gloria Jeans owned by Diedrichs.

Item 2 -- DESCRIPTION OF PROPERTY

We currently operate out of a small office at 2355 Main Street, Suite 120, Irvine, California which serves as our principal address. No formal lease or other agreement exists.

Item 3 -- LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2006, by consent from the Board of Directors and in accordance with the applicable provisions of Nevada General Corporation Law, California General Corporation Law, and California General Corporation Law, respectively, we adopted a resolution in which GACC Acquisition Corp., a California corporation and newly formed wholly-owned subsidiary of DSE Fishman, Inc. entered into, executed, and consummated an Agreement and Plan of Merger with Great American Coffee Company, Inc., a California corporation.

Part II

Item 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

As of the close of business on November 10, 2006 there were 1,750,000 shares of our common stock, par value $0.001 per share, issued and outstanding.

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

Dissenters' Rights

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

Inspection Rights

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

Control Share Acquisitions

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

Certain Business Combinations

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

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our board of directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

•	the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or
•
our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties

Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

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

Penny Stock Restrictions

Until the Company’s shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of its securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

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

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Fishman has virtually no financial resources and an accumulated deficit of $150,628 at July 31, 2006. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Fishman will need financing which may not be available.

Fishman has not established a source of equity or debt financing. Fishman will require financing to establish our business and implement our strategic plan. If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

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

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth on the F pages of this report and are incorporated herein by reference.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Item 8B - OTHER INFORMATION

No event occurred during the fourth quarter of 2006 that would have required disclosure in a report on Form 8-K that was not disclosed on a Form 8-K.

PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Incorporated by reference to the registrant’s definitive proxy statement.

Item 10 - EXECUTIVE COMPENSATION

Incorporated by reference to the registrant’s definitive proxy statement.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the registrant’s definitive proxy statement.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the registrant’s definitive proxy statement.

Item 13 -- EXHIBITS

Exhibits

31.1	CERT CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

All $10,000 in fees paid to our principal accountant pertained to assurance services. The accounting firm performed no tax or consulting services for us.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas C Hemingway
Thomas C. Hemingway
Title: President and CFO
Date: November 14, 2006

DSE FISHMAN, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements:

Consolidated Balance Sheet as of July 31, 2006	18

Consolidated Statement of Operations for the year ended July 31, 2006	19

Consolidated Statement of Stockholders’ Equity	20

Consolidated Statement of Cash Flows for the year ended July 31, 2006	21

Notes to Consolidated Financial Statements	22 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DSE Fishman, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheet of DSE Fishman, Inc. as of July 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Forest Products, Inc. as of July 31, 2006 and the results of its operations and its cash flows for the year ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that DSE Fishman, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, DSE Fishman, Inc. has incurred losses since inception and has never earned revenues. DSE Fishman, Inc. will require additional working capital to develop its business until DSE Fishman, Inc. either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            /s/ Most & Company LLP

November 13, 2006
New York, New York

DSE FISHMAN, INC.
Consolidated Balance Sheet
July 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$123,204
Prepaid expenses	27,423

TOTAL ASSETS	$150,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Common Stock to be issued	$75,000
Total Current Liabilities	75,000

STOCKHOLDERS’ EQUITY:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock: $0.001 par value; 24,000,000 shares authorized, 12,250,000 shares issued and 1,250,000 outstanding	12,250
Additional paid in capital	404,250
Accumulated deficit	(30,873)
Treasury stock, at cost, (11,000,000 shares)	(310,000)
Total Stockholders’ Equity	(75,627)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,627

See notes to consolidated financial statements.

DSE FISHMAN, INC.

Consolidated Statement of Operations
For the Year Ended July 31, 2006

General and administrative	$30,873

Net loss	$(30,873)

Basic and diluted loss per share	$(0.02)
Basic and diluted weighted average number of common shares outstanding	1,676,027

See notes to consolidated financial statements.

DSE FISHMAN, INC.

Consolidated Statement of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Sale of common stock	1,750,000	$426,000				$426,000

Adjustment on reverse acquisition	10,500,000	(413,750)	$404,250		$(235,000)	(244,500)

Repurchase of treasury stock					(75,000)	(75,000)

Net loss				$(30,873)		(30,873)

Balance, June 30, 2006	12,250,000	$12,250	$404,250	$(30,873)	$(310,000)	$75,627

See notes to consolidated financial statements.

DSE FISHMAN, INC.

Consolidated Statement of Cash Flows
For the Year Ended July 31, 2006

OPERATING ACTIVITIES:
Net loss	$(30,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(27,423)
Decrease in accrued expenses	(9,500)

Net Cash Used In Operating Activities	(67,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,000
Purchase of treasury stock	(310,000)
Investments	500,000

Net Cash Provided By Financing Activities	191,000

INCREASE IN CASH AND CASH AT END OF PERIOD	$123,204

See notes to consolidated financial statements.

DSE FISHMAN, INC.
Notes to Consolidated Financial Statements

1. OPERATIONS

DSE Fishman, Inc. (the “Company” or “DSE”) was incorporated in Nevada in July 2002 and Great American Coffee Company, Inc. (GACC), its wholly owned subsidiary, was incorporated in California on April 8, 2005. The Company is inactive and is currently searching for business opportunities.

Merger of DSE Fishman and GACC

On May 9, 2006, GACC Acquisition Corp. (“GACC Merger Sub”), a California corporation and newly formed wholly-owned subsidiary of DSE Fishman, Inc. entered into, executed, and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with GACC in which, among other things:

a)	GACC acquired and assumed all of the assets, business, obligations, and liabilities of GACC Merger Sub, as provided for and qualified herein;

b)	GACC purchased 100% of the outstanding common stock of the Company for $205,000.

c)	Each issued and outstanding share of common stock of GACC was converted into shares of common stock of the Company in accordance with the provisions of the Merger Agreement;

d)	Each issued and outstanding share of common stock of GACC Merger Sub was converted into shares of common stock of GACC in accordance with the provisions of the Merger Agreement;

e)	GACC Merger Sub disappeared and ceased to be an active corporation; and

f)	GACC became a direct, wholly-owned subsidiary of the Company.

Subsequent to the acquisition, the former shareholders of GACC will own 100% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of GACC, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with GACC deemed the accounting acquirer and DSE deemed the accounting acquiree. The consolidated financial statements include the operations of DSE from the date of the merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and GACC. All material intercompany balances and transactions have been eliminated.

Income Taxes

Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. When the realization of deferred tax assets are not considered more likely than not an allowance is provided.

Basic and Diluted Net Loss Per Share

Basic net loss per share has been calculated by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Fully diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of fully diluted shares outstanding during the period. There were no dilutive securities outstanding.

Financial Instruments

The carrying amounts of financial instruments, including cash, accrued expenses and notes payable approximate fair value because of their relatively short maturity.

Use of Estimates

The preparation of financial statements in conformity with generally accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. INCOME TAXES

The Company files consolidated tax returns. As of July 31, 2006, the Company has net operating loss carryforwards of approximately $______ to reduce future Federal taxable income through 2026.

As of July 31, 2006, realization of the Company's deferred tax assets of $_____ was not considered more likely than not and, accordingly, a valuation allowance of $_____ has been provided.

As of July 31, 2006, deferred tax assets consisted of the following:

Net operating loss	$	,000

Valuation allowance		( ,000)

		None

For the period from April 8, 2006 through July 31, 2006 deferred income tax expense consisted of the following:

	2005

Net operating loss	$	,000

Valuation allowance		( ,000)

		None

For the period from April 8, 2006 through July 31, 2006, the following is a reconciliation of the expected income tax benefit utilizing the statutory.

Federal tax rate to the income tax benefit reported on the statement of operations:

	2005
Expected income tax benefit	$	( ,000)
State taxes		( ,000)
Change in valuation allowance		,000
		None

4. NOTES PAYABLE

In March 2006, the Company sold $500,000 of stock subscriptions convertible at $2 per share into common stock of GACC. The subscriptions were never converted and the $500,000 is being shown as notes payable due on demand with no interest.

5. STOCK OPTION PLAN

On December 15, 2005, the Company adopted its 2005 Non-Statutory Stock Option Plan (the “Plan”). The Plan provides for the granting of non-statutory stock options through 2015, to purchase up to 1,500,000 shares of its common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. Options may be granted to employees (including officers) and directors of the Company and certain of the Company’s consultants and advisors.

The Plan is administered by the Company’s Board of Directors, which determines the grantee, number of shares, exercise price and term. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

No options are outstanding or have been issued under the Plan as of July 31, 2006.