Form 10KSB/A
DSE FISHMAN INC
filed 2006-11-21
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

949-756-2033
(Issuer’s Telephone Number)

4600 Campus Drive, Suite 210
Newport Beach, CA
(Former name, former address and former fiscal year if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

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

Transitional Small Business Disclosure Format Yes ☐ No ☒

EXPLANATORY NOTE

DSE Fishman, Inc., a Nevada corporation (“Registrant”), is filing this Amendment No. 1 to Form 10-KSB in order to correct errors contained in Item 7, the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were originally filed with the Registrant’s Form 10-KSB on November 14, 2006. The Registrant’s Consolidated Financial Statements and Notes to Consolidated Financial Statements are set forth herein in full.

Item 7 - FINANCIAL STATEMENTS

DSE FISHMAN, INC.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception and has never had revenues. The Company will require additional working capital to develop its business until they either: (1) achieve a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtain additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                        /s/ Most & Company LLP
                              Most & Company, LLP
November 13, 2006
New York, New York

DSE FISHMAN, INC.
Consolidated Balance Sheet
July 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$123,204
Prepaid expenses	27,423

TOTAL ASSETS	$150,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Common stock to be issued	$75,000
Total Current Liabilities	75,000

STOCKHOLDERS’ EQUITY:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock: $0.001 par value; 24,000,000 shares authorized, 12,250,000 shares issued and 1,250,000 outstanding	12,250
Accumulated paid-in capital	404,250
Accumulated deficit	(30,873)
Treasury stock, at cost, (11,000,000 shares)	(310,000)
Total Stockholders’ Equity	(75,627)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,627

See notes to consolidated financial statements

DSE FISHMAN, INC.
Consolidated Statement of Operations
For the Year Ended July 31, 2006

General and administrative	$30,873

Net loss	$(30,873)

Basic and diluted loss per share	$(.02)
Basic and Diluted weighted average number of common shares outstanding	1,676,027

See notes to consolidated financial statements

DSE FISHMAN, INC.
Consolidated Statement of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Sale of common stock	1,500,000	$1,000				$1,000

Sale of common stock	250,000	$425,000				$425,000

Adjustment on reverse acquisition	10,500,000	(413,750)	$404,250		$(235,000)	(244,500)

Purchase of treasury stock					(75,000)	(75,000)

Net loss				$(30,873)		(30,873)

Balance, June 30, 2006	12,250,000	$12,250	$404,250	$(30,873)	$(310,000)	$75,627

See notes to consolidated financial statements

DSE FISHMAN, INC.
Consolidated Statement of Cash Flows
For the Year Ended July 31, 2006

OPERATING ACTIVITIES:
Net loss	$(30,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(27,423)
Decrease in accrued expenses	(9,500)

Net Cash Used In Operating Activities	(67,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	501,000
Purchase of treasury stock	(310,000)

Net Cash Provided By Financing Activities	191,000

INCREASE IN CASH AND CASH AT END OF PERIOD	$123,204

See notes to consolidated financial statements.

DSE FISHMAN, INC.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (the “Company” or “DSE”) was incorporated in Nevada in July 2002 and was inactive and currently searching for business opportunities.

Acquisition of Great American Coffee Company, Inc.

On May 5, 2006, Great American acquired 10,500,000 shares (100%) of the outstanding shares of the Company.

On May 9, 2006, the Company formed GACC Acquisition Corp (GACC), a California corporation and GACC merged into Great American; with Great American as the surviving corporation. The Company exchanged all the outstanding shares of GACC for 1,000 shares of Great American.

On May 12, 2006 the Company issued 1,750,000 shares of common stock in exchange for 100% of the outstanding shares of Great American.

The results of these transaction resulted in the Company to owning 100% of the outstanding shares of common stock of Great American.

Great American was incorporated in California on April 4, 2005 and was inactive.

As the former shareholders of Great American now own 100% of the outstanding shares of the Company's common stock, for financial statement reporting purposes, these transactions were treated as a reverse acquisition, with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree. The consolidated financial statements include the operations of DSE from the date of the merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and Great American. All material intercompany balances and transactions have been eliminated.

Income Taxes

Deferred income taxes have been provided for temporary differences between consolidated financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse resulting from net operating loss carryforwards. When the realization of deferred tax assets are not considered more likely than not an allowance is provided.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and common stock to be issued approximate fair value because of their relatively short maturity.

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

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. FINANCIAL CONDITION AND GOING CONCERN

For the year ended July 31, 2006, the Company incurred losses totaling $30,873, and has earned no revenues since inception. Because of this, the Company will require additional working capital to continue in operations and to develop its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either: (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's, working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be able to continue in business.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company may not be able to continue as a going concern.

NOTE 4. INCOME TAXES

The Companies will file consolidated tax returns. As of July 31, 2006, the Company has net operating loss carryforwards of approximately $104,000 to reduce future Federal taxable income through 2026. As the Company had ownership changes, as defined by the Internal Revenue Service, the NOL's may be limited.

As of July 31, 2006, realization of the Company's deferred tax assets of $50,000 was not considered more likely than not and, accordingly, a valuation allowance of $50,000 has been provided.

For the year ended July 31, 2006, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

2006

Expected income tax benefit	$(10,000)
State taxes	(2,000)
Loss of acquired company	(38,000)
Change in valuation allowance	50,000
None

NOTE 5. EQUITY TRANSACTIONS

In March 2006, the original incorporators of the Company contributed $1,000 in exchange for 1,500,000 shares of common stock.

In March 2006, Great American issued 250,000 shares of common stock in exchange for in exchange for $500,000. As 37,500 were never issued, in September 2006, the Company refunded $75,000.

On June 7, 2006 the Company repurchased 500,000 shares of it common stock for $75,000, which are being held in treasury.

NOTE 6. STOCK OPTION PLAN

On December 15, 2005, the Company adopted its 2005 Non-Statutory Stock Option Plan (the “Plan”). The Plan provides for the granting of non-statutory stock options through 2015, to purchase up to 1,500,000 shares of its common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. These may be granted to employees (including officers) and directors of the Company and certain of the Company’s consultants and advisors.

The Plan is administered by the Company’s Board of Directors, which determines the grantee, number of shares, exercise price and term. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

No options are outstanding or have been issued under the Plan as of July 31, 2006.

Item 13 -- EXHIBITS

Exhibits

31.1	CER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas C Hemingway
Thomas C. Hemingway
Title: President and Chief Financial Officer
Date: November 20, 2006