Form 10QSB
period 2006-12-14
DSE FISHMAN INC
filed 2006-12-14
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49993

DSE FISHMAN, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2355 Main Street, Suite 120
Irvine, California 92614
(Address of principal executive offices)

(949) 756-2033
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of December 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DSE FISHMAN, INC.

DSE FISHMAN, INC.
Balance Sheet
October 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$9,204
Prepaid expense	27,423
TOTAL ASSETS	$36,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$9,238
Total Current Liabilities	9,238

STOCKHOLDERS’ EQUITY:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock: $0.001 par value; 24,000,000 shares authorized, 12,250,000 shares issued and 1,250,000 outstanding	12,250
Additional paid-in capital	404,250
Accumulated deficit	(79,111)
Treasury stock at cost, (11,000,000 shares)	(310,000)
Total Stockholders’ Equity	27,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,627

See notes to financial statements.

DSE FISHMAN, INC.

Statements of Operations
For the Three Months Ended October 31, 2006
(Unaudited)

General and administrative		$48,238

Net loss		$48,238

Basic and diluted loss per share	$	*
Basic and diluted weighted average number of common shares outstanding		1,250,000

* Less than $0.01 per share

See notes to financial statements.

DSE FISHMAN, INC.
Statements of Cash Flows
For the Three Months Ended October 31, 2006
(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(48,238)
Increase in accrued expenses	9,238
Net Cash Used by Operating Activities	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of common stock subscribed	(75,000)

DECREASE IN CASH	(114,000)

CASH AT BEGINNING OF PERIOD	123,204
CASH AT END OF PERIOD	$9,204

See notes to financial statements.

DSE Fishman, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (the “Company” or “DSE”) was incorporated in Nevada in July 2002 and is inactive and is currently searching for business opportunities.

Acquisition of Great American Coffee Company, Inc.

On May 5, 2006, Great American acquired 10,500,000 shares (100%) of the outstanding shares of the Company.

On May 9, 2006, the Company formed GACC Acquisition Corp (GACC), a California corporation and GACC merged into Great American; with Great American as the surviving corporation. The Company exchanged the shares of GACC for 1,000 shares of Great American.

On May 12, 2006 the Company issued 1,750,000 shares of common stock in exchange for 100% of the outstanding shares of Great American.

The results of the transaction were for the Company to own 100% of the outstanding shares of common stock of Great American.

Great American was incorporated in California on April 4, 2005 and was inactive.

As the former shareholders of Great American own 100% of the outstanding shares of the Company's common stock, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree. The consolidated financial statements include the operations of DSE from the date of the merger.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2006 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on November 21, 2006. Interim results are not necessarily indicative of the results for a full year.

Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item II.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Fishman was incorporated in the state of Nevada on July 15, 2002 and has not generated significant revenues and has virtually no assets. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Fishman’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in Fishman’s common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

·	competition from entities that are much more established and have greater financial and technical resources than do we;
·	need to develop infrastructure;
·	ability to access and obtain capital when required; and
·	dependence upon key personnel.

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

Fishman has virtually no financial resources and an accumulated deficit of $30,873 at July 31, 2006. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

The trading price of Fishman common stock is likely to be subject to significant fluctuations

There can be no assurance as to the prices at which Fishman common stock will trade, if any trading market develops at all. Until Fishman common stock is fully distributed and an orderly market develops in Fishman common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue. Prices for Fishman common stock will be determined in the marketplace and may be influenced by many factors, including:

·	the depth and liquidity of the market for Fishman common stock,
·	developments affecting the business of Fishman generally and the impact of those factors referred to below in particular,
·	investor perception of Fishman, and
·	general economic and market conditions.

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

New Accounting Pronouncements

Management does not believe that any issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

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

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Small Business Issuer Purchases of Equity Securities

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Shareholders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE Fishman, Inc.
(Registrant)

/s/ Thomas Hemingway
Thomas Hemingway
Chief Executive Officer

December 14, 2006