Form 10QSB
period 2007-01-31
DSE FISHMAN INC
filed 2007-03-26
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-49993

DSE FISHMAN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 S. Harbor, Suite 500

Anaheim, CA 92805

(Address of principal executive offices) (Zip Code)

(949) 756-2033

(Issuer's telephone number, including area code)

2355 Main Street, Suite 120

Irvine, California 92614

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding was 1,250,000 shares as of February 28, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DSE FISHMAN, INC. AND SUBSIDIARY

JANUARY 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contents

Page(s)

Consolidated Balance Sheet as of January 31, 2007

3

Consolidated Statements of Operations for the Six Months Ended January 31, 2007 and 2006

4

Consolidated Statements of Operations for the Three Months Ended January 31, 2007 and 2006

5

Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2007 and 2006

6

Notes to the Consolidated Financial Statements

7

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Balance Sheet

January 31, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,791
Prepaid expense	13,339
Total Current Assets	22,130

TOTAL ASSETS	$22,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$10,238
Total Current Liabilities	10,238

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Common stock at $0.001 par value; 24,000,000 shares authorized; 12,250,000 shares issued and 1,250,000 shares outstanding	12,250
Additional paid-in capital	404,250
Accumulated deficit	(94,608)
Treasury stock at cost, (11,000,000 shares)	(310,000)
Total Stockholders’ Equity	11,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,130

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Six Months Ended January 31, 2007

(Unaudited)

	For the Six Months Ended January 31, 2007	For the Six Months Ended January 31, 2006

Operating expenses:

General and administrative	$63,735	$3,014
Total operating expenses	63,735	3,014

Operating loss	(63,735)	(3,014)

Income taxes	-	-

Net loss	$(63,735)	$(3,014)

Net loss per share – basic and diluted	$(0.05)	$(0.00)

Weighted common shares outstanding – basic and diluted	1,250,000	10,500,000

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months Ended January 31, 2007

(Unaudited)

	For the Three Months Ended January 31, 2007	For the Three Months Ended January 31, 2006
Operating expenses:
General and administrative	$15,497	$2,000
Total operating expenses	15,497	2,000

Operating loss	(15,497)	(2,000)

Income taxes	-	-

Net loss	$(15,497)	$(2,000)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted common shares outstanding – basic and diluted	1,250,000	10,500,000

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended January 31, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,735)	$(3,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in prepaid expenses	14,084	-
Increase in accrued expenses	10,238	2,000
Net Cash Used In Operating Activities	(39,413)	(1,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of common stock subscribed	(75,000)	-
Net Cash Used In Financing Activities	(75,000)	-

NET DECREASE IN CASH	(114,413)	(1,014)

CASH AT BEGINNING OF PERIOD	123,204	2,776
CASH AT END OF PERIOD	$8,791	$1,762

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

JANUARY 31, 2007

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.    ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (“DSE” or the “Company”) was incorporated in Nevada in July 2002 and is inactive and is currently searching for business opportunities.

Acquisition of Great American Coffee Company, Inc.

On May 5, 2006, Great American Coffee Company, Inc. (“Great American”) acquired 10,500,000 shares (100%) of the outstanding shares of the Company.

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

As the former stockholders of Great American own 100% of the outstanding shares of the Company's common stock, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree. The consolidated financial statements include the operations of DSE from the date of the merger.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2006 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on November 21, 2006. Interim results are not necessarily indicative of the results for a full year.

The unaudited consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary.  All material inter-company balances and transactions have been eliminated.

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Net Loss per Common Share

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

There is no established trading market for Fishman common stock. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTCBB. There can be no assurance as to whether such market maker's application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending July 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 3.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

 Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3.

 Defaults by the Company upon its Senior Securities

None

Item 4.

 Submission of Matters to a Vote of Security Holders

None

Item 5.

 Other Information

None

Item 6.

 Exhibits and Reports on 8-K.

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

Form 8-K filed on March 9, 2007; Items 4.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSE Fishman, Inc.

(Registrant)

/s/ Thomas Hemingway

Thomas Hemingway

Chief Executive Officer and Chief Financial Officer

Date: March 26, 2007