Form 10QSB
period 2007-04-30
DSE FISHMAN INC
filed 2007-06-13
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

(714) 765-0012

(Issuer's telephone number, including area code)

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

Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding was 1,250,000 shares as of June 12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

DSE FISHMAN, INC. AND SUBSIDIARY

APRIL 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contents	Page(s)

Consolidated Balance Sheet as of April 30, 2007	3

Consolidated Statements of Operations for the Nine Months Ended April 30, 2007 and 2006	4

Consolidated Statements of Operations for the Three Months Ended April 30, 2007 and 2006	5

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2007 and 2006	6

Notes to the Consolidated Financial Statements	7 to 8

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Balance Sheet

April 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,771
Prepaid expenses	13,339
Total Current Assets	22,130

TOTAL ASSETS	$22,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$11,238
Total Current Liabilities	11,238

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Common stock at $0.001 par value; 24,000,000 shares authorized; 12,250,000 shares issued and 1,250,000 shares outstanding	12,250
Additional paid-in capital	404,250
Accumulated deficit	(95,628)
Treasury stock at cost, (11,000,000 shares)	(310,000)
Total Stockholders’ Equity	10,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,110

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Nine Months Ended April 30, 2007

(Unaudited)

	For the Nine Months Ended April 30, 2007	For the Nine Months Ended April 30, 2006

Operating expenses:
General and administrative	$64,755	$3,014
Total operating expenses	64,755	3,014

Operating loss	(64,755)	(3,014)

Income taxes	-	-

Net loss	$(64,755)	$(3,014)

Net loss per share – basic and diluted	$(0.05)	$(0.00)

Weighted common shares outstanding – basic and diluted	1,250,000	10,500,000

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months Ended April 30, 2007

(Unaudited)

	For the Three Months Ended April 30, 2007	For the Three Months Ended April 30, 2006

Operating expenses:
General and administrative	$1,020	$2,000
Total operating expenses	1,020	2,000

Operating loss	(1,020)	(2,000)

Income taxes	-	-

Net loss	$(1,020)	$(2,000)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted common shares outstanding – basic and diluted	1,250,000	10,500,000

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended April 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,755)	$(3,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in prepaid expenses	14,084	-
Increase in accrued expenses	11,238	2,000
Net Cash Used In Operating Activities	(39,433)	(1,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of common stock subscribed	(75,000)	-
Net Cash Used In Financing Activities	(75,000)	-

NET DECREASE IN CASH	(114,433)	(1,014)

CASH AT BEGINNING OF PERIOD	123,204	2,776
CASH AT END OF PERIOD	$8,771	$1,762

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

APRIL 30, 2007

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (“Fishman” or the “Company”) was incorporated under the laws of the State of Nevada in July 2002 and is inactive and is currently searching for business opportunities.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2006 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on November 21, 2006. Interim results are not necessarily indicative of the results for a full year.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding.

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

Fishman has virtually no financial resources and has incurred losses since inception and has no revenues as of April 30, 2007. Our auditors state in their opinion on Fishman's financial statements that this lack of resources causes substantial doubt about Fishman's ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending July 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 3

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1

Legal Proceedings

None

Item 2

Changes in Securities

None

Item 3

Defaults by the Company upon its Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

Item 6

Exhibits and Reports on 8-K.

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSE Fishman, Inc.

(Registrant)

/s/ Thomas Hemingway

Thomas Hemingway

Chief Executive Officer and Chief Financial Officer

Date: June 13, 2007