Form 10KSB
period 2007-07-31
DSE FISHMAN INC
filed 2007-11-13
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-49993

DSE FISHMAN, INC.
(Name of Small Business Issuer in its Charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S. Harbor, Suite 500 Anaheim, CA	92805
(Address of principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 949-756-2033

None

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

State Issuer's revenues for its most recent year: $0.00.

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2007 is 1,250,000 shares, all of one class, $.001 par value per share. Of this number, 175,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the 175,000 shares held by non-affiliates, based upon the book value as of July 31, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format Yes  ☐  No ☒

DSE FISHMAN, INC.

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the United States Securities and Exchange Commission (“SEC”).

Item 1 - DESCRIPTION OF BUSINESS

Corporate History

DSE Fishman, Inc. (“Fishman” or the “Company”) was originally incorporated in the State of Nevada on July 15, 2002. The Company’s initial objective was to provide consulting services to small companies seeking to understand financing alternatives and public companies looking to expand their visibility in the financial community.

On May 9, 2006, GACC Acquisition Corp. (“GACC”), a California corporation and newly formed wholly-owned subsidiary of the Company entered into, executed, and consummated an Agreement and Plan of Merger (the “Merger Agreement”) with Great American Coffee Company, Inc. (“Great American”), a California corporation. Pursuant to the Merger Agreement, among other things:

a)	Great American acquired and assumed all of the assets, business, obligations, and liabilities of GACC, as provided for and qualified herein;

b)	Each issued and outstanding share of common stock of Great American was converted into shares of common stock of the Company in accordance with the provisions of the Merger Agreement;

c)	Each issued and outstanding share of common stock of GACC was converted into shares of common stock of Great American in accordance with the provisions of the Merger Agreement;

d)	GACC disappeared and ceased to be an active corporation; and

e)	Great American became a direct, wholly-owned subsidiary of the Company.

The Great American Merger became legally effective at the time Great American and GACC filed a Certificate of Merger (the “Certificate of Merger”) with the Secretary of State of the State of California and other closing conditions were satisfied. The effective date of the Great American Merger was deemed to be May 9, 2006 (“Effective Date”). From and after the Effective Date, our principal asset became, and has continued to be, the Great American Coffee Company.

Business Description

The Great American Coffee Company has no current operations or employees and has no current agreements in place to acquire the operations of an existing business. The Company intends to purchase high-quality coffees and to sell them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, and a selection of premium teas through Company-operated retail stores. Great American will also sell coffee, cold beverages and tea products through other retail channels. Great American will also produce and sell bottled cold Green Tea®, Mocha Madness® and Great American Black-eyed® coffee drinks and a line of super premium ice cold drinks. These non-retail channels are collectively known as “Specialty Operations.” The Company's objective is to establish Great American as a recognized and respected brand in the United States. To achieve this goal, the Company plans to rapidly expand its retail operations, to grow its Specialty Operations and to selectively pursue other opportunities to leverage the Great American brand through the introduction of new products and the development of new channels of distribution.

As a neighborhood coffee house with a media based motif, Great American will feature the highest quality fresh, micro-roasted, specialty whole bean coffees, traditional, espresso and iced blended coffee drinks, tea and tea based drinks, bagels, muffins, scones, and assorted bakery items.

Great American Coffee Company's mission is to create a coffee house that serves outstanding specialty coffee and provide customers with an exceptional atmosphere and service, basically as an “extension” of their home. By developing the Great American Coffee Company system, the Company will be able to show franchisees how to be successful in the coffee house business with great products and service, as well as drive rapid expansion of the brand. Typically, clientele of coffee houses are very loyal, and coffee houses enjoy strong repeat business, although there is no assurance that we will achieve any sales or continuing sales.

Company Owned Stores

The Company's retail goal is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffee and related products and by providing each customer a unique Media Experience. This third place experience, after home and work, is built upon superior customer service as well as clean and well-maintained Company-operated retail stores that will reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty. Great American’s strategy for expanding its retail business will be to increase its market share in existing markets primarily by opening additional stores and to open stores in new markets where the opportunity exists to become the leading specialty coffee retailer. In support of this strategy, Great American has planned 25 new stores to be opened in Orange County, California over the next 3 years.

Great American retail stores will be typically located in high-traffic, high-visibility locations. Because the Company can vary the size and format from 1,000 to 1,600 square feet, its stores will be located in or near a variety of settings, including downtown and suburban retail centers and office buildings. While the Company intends to selectively locate stores in shopping malls, it will focus on locations that provide convenient access for pedestrians and drivers. With the flexibility in store size and format, the Company intends to also locate retail stores in select rural and off-highway locations to serve a broader array of customers outside major metropolitan markets and further expand brand awareness.

All Great American stores will offer a choice of regular and decaffeinated coffee beverages, a broad selection of Italian-style espresso beverages, cold blended beverages, iced shaken refreshment beverages and a selection of teas and distinctively packaged roasted whole bean coffees. Great American stores will also offer a selection of fresh pastries and other food items, sodas, juices, and accessories. Each Great American store will vary its product mix depending upon the size of the store and its location. Larger stores will carry a broad selection of the Company's whole bean coffees in various sizes and types of packaging, as well as an assortment of coffee, teas and cold bottled drinks.

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

The Great American Coffee Company Difference

The Great American Coffee Company will be a new technology restaurant driven by networked multipurpose touch screen thin client computers at each table and bar seats that, in addition to taking food and drink orders, offer games; a music video jukebox; internet portal; television; streaming sports and other entertainment. Entering the store will allow the customer to enjoy a true multi- media experience, from television to internet access. These embedded entertainment systems will provide fun and competition to patrons of all ages

The combination of moderately priced drinks, discounts on game play and guest activation card combine to give the customer extraordinary value. The Company intends to afford customers the opportunity to join an affinity program wherein discounts will be awarded to regular (frequent visitor) customers and regular e-mails announce specials to enhance the value proposition. The interactive feeling of being inside a stimulating media driven environment through the use of technology will amplify the exhilaration quotient for customers of all ages.

In addition to media entertainment and games, the terminals will be integrated into the operations with ordering done at the table by the customer using touch screen menus with food and drink delivery to the tables by runners or pick up moderated by LCD control panels. This menu system will make the ordering process fun, drop labor costs and speed service. Daily specials and potential up-sells will be written into the software. Without full table service, tipping will be at a minimum, enhancing the customer's value perception.

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

The media acts not just as a customer draw but will act as a revenue source. Labor costs will be minimized because of the elimination of as many as two (2) employees per shift as compared with existing restaurants. GACC retail stores can be built for approximately $300,000 per location with some locations costing significantly less.

The Great American Coffee Company Advantage

Low cost development. The Company's foundation software and network platform will allow extremely low cost innovations that position it to keep the entertainment offerings new and exciting. It also will allow new game play using local area networks and wide area networks as the restaurant chain expands. New trends can be identified and acted upon in a matter of days, whether it is new current events trivia questions from yesterday's headlines or new games that pick up other current happenings.

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

The Market

“The Right Place at the Right Time.” Great American Coffee Company has no doubt that that's where they are, and where they are going. Specialty coffee is hot! The specialty coffee industry is undergoing its most rapid growth in history. America's love affair with specialty coffee has exploded into a $5.5 billion industry whose growth shows no sign of slowing down. The growth is being driven by an emerging coffee culture with continued growth expected in 2007.

The latest report by the National Coffee Association confirms dramatic gains in the consumption of specialty coffee beverages. Data from the National Coffee Association (the “NCA”) of USA’s “2007 National Coffee Drinking Trends” showed the percent of U.S. consumers who drink coffee each day rose to 56% in 2007 from 53% in 2006 and 49% in 2005. Once coffee drinkers have tried specialty coffee, there is no going back. The simple fact is; specialty coffee tastes better. The Company is experiencing a coffee-drinking public that recognizes, appreciates, and demands specialty coffee. This all adds up to an increased popularity of the specialty coffee retailer and the products they offer. With high quality specialty and espresso-based coffee drinks, a commitment to uncompromising quality, and a team of professionals committed to operational excellence, Great American Coffee Company will be positioned to take advantage of this booming coffee culture.

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

Industry Overview

According to the National Coffee Association of U.S.A., Inc., in 2007, 172.4 million adults, or 80% of the population over the age of 18, drank coffee daily or occasionally, which represents a 5.3 million-person increase from the 79% of the population over the age of 18 in 2006. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past five years from 9% of the adult population in 2001 to over 15% of the adult population in 2006.

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

We will compete with a growing number of specialty coffee retailers including Starbucks, Coffee Bean and Tea Leaf, Tully's, Diedrich's, Peet's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. A number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees.

Starbucks - is quoted on the NASDAQ National Markets exchange (SBUX) with a market cap of approximately 28 billion dollars and over 11,000 stores, it is strongly the leader in the coffee industry.

Coffee Bean and Tea Leaf (CBTF) - A privately owned company was started in California in 1963. Based in Los Angeles, California Coffee Bean and Tea Leaf has concentrated its efforts both internationally and in the western United States, continuing to grow their operations. CBTF currently has stores located internationally totaling approximately 150. In the western United States they have over 100 stores located in Arizona (11), California (77), Nevada(13) and Hawaii(3).

Peet’s Coffee - is quoted on the NASDAQ National Markets exchange (PEET) with a market cap of approximately 400 million dollars and over 111 stores, as of January 1, 2007. Peet’s is a specialty coffee roaster and marketer of fresh, deep-roasted whole bean coffee sold through multiple channels of distribution for home and away-from-home enjoyment. Peet’s Coffee was founded in Berkeley, California in 1966.

Diedrich Coffee - is quoted on the NASDAQ National Markets exchange (DDRX) with a market cap of approximately 20 million dollars and over 400 stores, as of January 1, 2007. The predecessor company, Carl E. Diedrich & Sons, Inc., commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. They incorporated in California in 1985. Included in the 400 stores are Gloria Jeans owned by Diedrich.

Item 2 - DESCRIPTION OF PROPERTY

We currently operate out of a small office at 300 S. Harbor, Suite 500, Anaheim, California 92805, which serves as our principal address. No formal lease or other agreement exists.

Item 3 - LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

As of the close of business on October 31, 2007 there were 12,250,000 and 1,250,000 shares of our common stock, par value $0.001 per share, issued and outstanding, respectively.

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

Penny Stock Restrictions

Until the Company's shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of its securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. According to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Discussion and Analysis or Plan of Operations is intended to help shareholders and other readers understand the dynamics of Fishman’s business and the key factors underlying its financial results. It explains trends in Fishman’s financial condition and results of operations for the fiscal year ended July 31, 2007 compared with the operating results for the fiscal year ended July 31, 2006.

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

Fishman was incorporated in the State of Nevada on July 15, 2002 and is inactive and is currently searching for business opportunities. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Fishman's future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in Fishman's common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

•	competition from entities that are much more established and have greater financial and technical resources than do we;

•	need to develop infrastructure;

•	ability to access and obtain capital when required; and

•	dependence upon key personnel.

Fishman cannot be certain that its business strategy will be successful or that it will ever be able to commence revenue generating activities. Furthermore, Fishman believes that it is probable that it will incur operating losses and negative cash flows for the foreseeable future.

Fishman has virtually no financial resources, and its auditors' report states that there is substantial doubt about its ability to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $100,677 at July 31, 2007, had a net loss and cash used in operations of $69,804 and $39,482 for the fiscal year ended July 31, 2007, respectively, has no revenues since inception and has virtually no financial resources at July 31, 2007. Our auditors state in their opinion on Fishman's financial statements that this lack of resources causes substantial doubt about Fishman's ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, Commencing with our annual report for the fiscal year ending July 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2008. The internal control report must include a statement

•	Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	Of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

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

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies”. The accounting provisions of FIN 48 will be effective for the Company on August 1, 2007 and the cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on August 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with Accountants on Accounting and Financial Disclosure.

On March 9, 2007, the Company dismissed Most & Company, LLP (“MostCo”) as its independent registered public accounting firm. MostCo’s reports on the financial statements of the Company for the fiscal year ended July 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles other than an explanatory paragraph as to a going concern.

The decision to change independent registered public accounting firm was approved by the Company's board of directors. During the Registrant’s two most recent fiscal years and the subsequent interim periods through March 9, 2007, there were no disagreements with MostCo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MostCo, would have caused it to make reference thereto in its reports on the financial statements for such years.

On March 9, 2007, the Company retained Li & Company, PC as the Company's independent registered public accounting firm to conduct an audit of the Company's financial statements for the fiscal year ended July 31, 2007. This action was previously approved by the Company’s Board of Directors.

Item 8A - CONTROLS AND PROCEDURES

Our president currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B - OTHER INFORMATION

No event occurred during the fourth quarter of 2007 that would have required disclosure in a report on Form 8-K that was not disclosed on a Form 8-K.

PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934, as amended (the “EXCHANGE ACT”), requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

To the Company’s knowledge, based solely on its review of the copies of Section 16(a) forms and other specified written representations furnished to the Company during the most recent fiscal year, none of the Company’s officers, directors or greater than ten percent beneficial owners known to the Company failed to file in a timely manner Section 16(a) reports during or with respect to fiscal year 2007, with the exception that Forms 3 have not been filed by Messrs. Hemingway and Cohee.

Item 10 - EXECUTIVE COMPENSATION

As set forth in the following table, the Company’s current sole executive officer and director received $10,000 compensation from the Company for the management service he provided to the Company during fiscal year 2007. There were no stock options granted to employees, including the Company’s sole executive officer and director, during fiscal year 2007 and no employee stock options are currently outstanding.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Thomas C. Hemingway	2007	--	--	10,000	--	--	--	--
	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--
Director, Chief Executive Officer, President and Chief Financial Officer

DIRECTOR COMPENSATION

Our current director received no compensation for his services as director during fiscal years 2007 and 2006. There were no stock options granted to directors during fiscal years 2007 and 2006 and no director stock options are currently outstanding.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned as of October 31, 2007 by all persons known to the Company who own more than 5% of the outstanding number of such shares, by all directors of the Company, and by all officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class

Thomas C. Hemingway	1,000,000	(2)	57.1%

Gary Cohee	500,000		28.6%

All Directors and Officers as a group (1 person)	1,000,000	(2)	57.1%

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 31, 2007. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)

Includes 500,000 shares registered in the name of Redwood Investment Group, LLC, an affiliate of Thomas C. Hemingway.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas C. Hemingway and Gary Cohee were founders of Great American Coffee Company, Inc. which, for accounting purposes, acquired the Company. In connection with the Merger, Mr. Hemingway acquired beneficial ownership of 1,000,000 shares of the Company's common stock and Mr. Cohee acquired beneficial ownership of 500,000 shares of the Company's common stock.

Item 13 - EXHIBITS

The exhibits included in this report are indicated below.

Exhibit Number	CERT Description of Exhibit
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Li & Company, PC billed us approximately $8,000 for professional services rendered in connection with our Quarterly Reports on Form 10-QSB for the periods ended January 31, 207 and April 30, 2007 and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-KSB for the fiscal year ended July 31, 2007.

Our previous principal accountants, Most & Company, LLP have billed us approximately $10,000 for professional services rendered in connection with our Quarterly Reports on Form 10-QSB for the periods ended January 31, 206 and April 30, 2006 and for the audit of our consolidated financial statements for the year ended July 31, 2006 and $1,000 for the review of our financial statements included in our Quarterly Reports on Form 10-QSB for the period ended October 31, 2006, respectively.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended July 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE FISHMAN, INC.

Date: November 9, 2007		/s/Thomas C Hemingway
	By:	Thomas C Hemingway

Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: November 9, 2007		/s/Thomas C Hemingway
	By:	Thomas C Hemingway

Chief Executive Officer, President, Chief Financial Officer, Director, (principal executive officer, principal financial officer)

DSE FISHMAN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

July 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at July 31, 2007	F-3

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2007 and 2006 and for the Period from July 15, 2002 (Inception) through July 31, 2007	F-4

Consolidated Statement of Stockholders’ Equity for the Fiscal Years Ended July 31, 2007 and 2006 and for the Period from July 15, 2002 (Inception) through July 31, 2007	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2007 and 2006 and for the Period from July 15, 2002 (Inception) through July 31, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DSE Fishman, Inc.

(A development stage company)

Anaheim, California

We have audited the accompanying consolidated balance sheet of DSE Fishman, Inc. and subsidiary (a development stage company) (collectively the “Company”) as of July 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended July 31, 2007 and 2006, and for the period from July 15, 2002 (inception) through July 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and the results of its operations and its cash flows for the fiscal years ended July 31, 2007 and 2006 and for the period from July 15, 2002 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has earned no revenues since inception, has a working capital deficiency and losses from operations. The Company will require additional working capital to develop its business until the Company either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 26, 2007

DSE FISHMAN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

July 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$1,722
Prepaid expenses	13,339
Due from shareholder	7,000

Total Current Assets	22,061

Total Assets	$22,061

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$16,238

Total Current Liabilities	16,238

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued and outstanding	-
Common stock at $0.001 par value: 24,000,000 shares authorized,
12,250,000 shares issued and 1,250,000 shares outstanding	12,250
Additional paid-in capital	404,250
Treasury stock at cost: 11,000,000 shares	(310,000)
Deficit accumulated during development stage	(100,677)

Total Stockholders' Equity	5,823

Total Liabilities and Stockholders' Equity	$22,061

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	from
	Fiscal	Fiscal	July 12, 2002
	Year	Year	(Inception)
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2007	2006	2007

OPERATING EXPENSES:
General and administrative expenses	$69,804	$30,873	$100,677

Total operating expenses	69,804	30,873	100,677

LOSS FROM OPERATIONS	(69,804)	(30,873)	(100,677)

INCOME TAXES	-	-	-

NET LOSS	$(69,804)	$(30,873)	$(100,677)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.06)	$(0.02)	$(0.07)

Weighted Common Shares Outstanding - basic and diluted	1,250,000	1,676,027	1,444,800

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Fiscal Year Ended July 31, 2007 and the Period from July 12, 2002 through July 31, 2007

					Deficit
	Common Stock, $0.001				Accumulated
	Par Value		Additional		during	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance, August 1, 2005	-	$-	$-	$-	$-	$-

Sale of common stock	1,750,000	426,000				426,000

Adjustment on
reverse acquisition	10,500,000	(413,750)	404,250	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	12,250,000	12,250	404,250	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	12,250,000	$12,250	$404,250	$(310,000)	$(100,677)	$5,823

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
	For the	For the	Period from
	Fiscal Year	Fiscal Year	July 12, 2002
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,804)	$(30,873)	$(100,677)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Prepaid expenses	14,084	(27,423)	(13,339)
Accrued expenses	16,238	(9,500)	6,738

NET CASH USED IN OPERATING ACTIVITIES	(39,482)	(67,796)	(107,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	(7,000)		(7,000)
Proceeds from sale of common stock		501,000	501,000
Payment of common stock to be issued	(75,000)		(75,000)
Purchase of treasury stock		(310,000)	(310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(82,000)	191,000	109,000

NET INCREASE (DECREASE) IN CASH	(121,482)	123,204	1,722

Cash at beginning of period	123,204	-	-

Cash at end of period	$1,722	$123,204	$1,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

DSE FISHMAN, INC. AND SUBSIDIARY

(A development stage company)

Notes to the Consolidated Financial Statements

July 31, 2007

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (a development stage company) (“Fishman” or the “Company”) was incorporated under the laws of the State of Nevada in July 2002 and is inactive and is currently searching for business opportunities.

Acquisition of Great American Coffee Company, Inc.

On May 5, 2006, Great American Coffee Company, Inc. (“Great American”) acquired 10,500,000 shares representing 100% of the outstanding shares of the Company.

On May 9, 2006, the Company formed GACC Acquisition Corp (“GACC”), a California corporation and GACC merged into Great American; with Great American as the surviving corporation. The Company exchanged the shares of GACC for 1,000 shares of Great American.

On May 12, 2006 the Company issued 1,750,000 shares of common stock in exchange for 100% of the outstanding shares of Great American.

The results of the transaction were for the Company to own 100% of the outstanding shares of common stock of Great American.

Great American was incorporated in California on April 4, 2005, has not conducted any operations to date and was inactive.

As a result of the ownership interests of the former shareholder of Great American own 100% of the outstanding shares of the Company's common stock, for financial statement reporting purposes, the merger between the Company and Great American has been treated as a reverse acquisition with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Great American (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Great American which are recorded at historical cost. The equity of the Company is the historical equity of Great American retroactively restated to reflect the number of shares issued by the Company in the transaction. The consolidated financial statements include the operations of Fishman from the date of the merger.

NOTE 2 - BASIS AND PRESENTATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and Great American. All material inter-company balances and transactions have been eliminated.

Summary of significant accounting policies

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’ development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive common shares outstanding as of July 31, 2007.

Recently issued accounting pronouncements

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with its annual report for the fiscal year ending July 31, 2008, the Company will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies” (“SFAS No. 5”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date. The Company intends to purchase high-quality coffees and to sell them, along with fresh, rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, a variety of complementary food items, and a selection of premium teas through Company-operated retail stores; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of July 31, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $100,677 at July 31, 2007, had a net loss and cash used in operations of $69,804 and $39,482 for the fiscal year ended July 31, 2007, respectively, and has no revenues since inception.

While the Company is attempting to increase revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - EQUITY TRANSACTIONS

In March 2006, the original incorporators of the Company contributed $1,000 in exchange for 1,500,000 shares of common stock.

In March 2006, Great American issued 250,000 shares of common stock in exchange for $500,000. As 37,500 shares were never issued, in September 2006, the Company refunded $75,000.

On June 7, 2006 the Company repurchased 500,000 shares of its common stock for $75,000, which are being held in treasury.

NOTE 5 - STOCK OPTION PLAN

On December 15, 2005, the Company adopted its 2005 Non-Statutory Stock Option Plan (the “Plan”). The Plan provides for the granting of non-statutory stock options through 2015, to purchase up to 1,500,000 shares of its common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. These may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

The Plan is administered by the Company's Board of Directors, which determines the grantee, number of shares, exercise price and term. The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

No options are outstanding or have been issued under the Plan as of July 31, 2007.

NOTE 6 - INCOME TAXES

The Company will file a consolidated tax return. At July 31, 2007, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carryforwards of approximately $104,000 that may be used to offset future taxable income through the fiscal year ending July 31, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $50,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $50,000. Also, due to a change in the control after the reverse acquisition of Fishman by Great American, the Company's past accumulated losses to be carried forward may be limited.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $29,000 and $50,000 during the years ended July 31, 2007 and 2006, respectively.

Components of deferred tax assets as of July 31, 2007 are as follows:

Net deferred tax assets – Non-current
Expected Federal income tax benefit from NOL carryforwards	$34,000
Expected State income tax benefit from NOL carryforwards	7,000
Expected income tax benefit from NOL carryforwards from acquired company	38,000
Total expected income tax benefit from NOL carryforwards	79,000
Less valuation allowance	(79,000)
Deferred tax assets, net of valuation allowance	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal year ended July 31, 2007

Federal income tax rate	34.0
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 7 – RELATED PARTY TRANSACTION

(ii) Management service provided by its stockholders

The Company paid $35,000 to the stockholders of the Company including $10,000 to its Chief Executive Officer and sole Director for the management service provided for the fiscal year ended July 31, 2007.

(ii) Due from a stockholder

The Company advanced $7,000 to a stockholder in May 2007, $3,500 of which was repaid in August 2007. The advance was unsecured, due on demand and non-interest bearing.

(iii) Free office space from the Chief Executive Officer, its sole Director and a stockholder

The Company has been provided office space by its Chief Executive Officer at no cost.