Form 10QSB
period 2008-01-11
DSE FISHMAN INC
filed 2008-01-17
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

714-765-0010
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of December 15, 2007.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

DSE FISHMAN, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

October 31,
2007

ASSETS

CURRENT ASSETS
Cash	$1,199
Prepaid expenses	13,339
Accounts receivable from shareholder	3,500
Total Current Assets	18,038
Total Assets	$18,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$13,217
Total Current Liabilities	13,217

STOCKHOLDER'S EQUITY
Preferred stock at $$0.001 par value: 1,000,000 shares authorized; none issued and outstanding
Common stock at $0.001 par value:, 24,000,000 shares authorized; 12,250,000 issued and 1,250,000 outstanding	12,250
Additional paid-in capital	404,250
Treasury stock at cost	(310,000)
Deficit accumulated development stage	(101,679)
Total Stockholders' Equity	4,821
Total Liabilities and Stockholders' Equity	$18,038

See accompanying notes to the condensed consolidated financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,	For the Period from July 12, 2002 (Inception) through October 31,
	2007	2006	2007

General and administrative	$1,002	$48,238	$101,679

Net loss	$(1,002)	$(48,238)	$(101,679)

Basic and diluted loss per share	$(0.00)	$(0.04)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	1,250,000	1,250,000	1,522,727

See accompanying notes to the condensed consolidated financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,	For the Period from July 12, 2002 (Inception) through October 31,
	2007	2006	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,002)	$(48,238)	$(101,679)

Adjustment to reconcile net loss to net cash used in operating activities
Prepaid expenses			(13,339)
Accrued expenses	(3,021)	9,238	3,717
NET CASH USED IN OPERATING ACTIVITIES	(4,023)	(39,000)	(111,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts paid to shareholder	3,500		(3,500)
Proceeds from sale of common stock			501,000
Repayment of common stock subscribed		(75,000)	(75,000)
Purchase of treasury stock			(310,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,500	(75,000)	112,500

NET INCREASE (DECREASE) IN CASH	(523)	(114,000)	1,199

Cash at beginning of period	1,722	123,204	-

Cash at end of period	$1,199	$9,204	$1,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the condensed consolidated financial statements.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2006 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on November 13, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

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

The trading price of Fishman common stock is likely to be subject to significant fluctuations.

There can be no assurance as to the prices at which Fishman common stock will trade, if any trading market develops at all. Until Fishman common stock is fully distributed and an orderly market develops in Fishman common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue. Prices for Fishman common stock will be determined in the marketplace and may be influenced by many factors, including:

•	the depth and liquidity of the market for Fishman common stock;
•	developments affecting the business of Fishman generally and the impact of those factors referred to below in particular;
•	investor perception of Fishman; and
•	general economic and market conditions.

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

PART IIOTHER INFORMATION

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

January 11, 2008