Form 10QSB/A
period 2007-10-31
DSE FISHMAN INC
filed 2008-02-12
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of February 12, 2008.
Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

DSE Fishman, Inc.

Quarterly Report on Form 10-QSB/A for the
Quarterly Period Ending October 31, 2007

TABLE OF CONTENTS

The interim consolidated financial statements included in this Quarterly Report on Form 10-QSB as of October 31, 2007 and for the three and six months ended October 31, 2007 were not reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-X. As of the date of this filing, the Company’s has not yet selected an independent registered public accounting firm for the review of the interim financial information included herein.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

October 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$1,199
Prepaid expenses	13,339
Account receivable from shareholder	3,500
Total Current Assets	18,038

Total Assets	$18,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$13,217
Total Current Liabilities	13,217

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	--
Common stock at $0.001 par value; 24,000,000 shares authorized; 12,250,000 issued and 1,250,000 outstanding	12,250
Additional paid-in capital	404,250
Treasury stock at cost	(310,000)
Deficit accumulated development stage	(101,679)
Total Stockholders’ Equity	4,821

Total Liabilities and Stockholders’ Equity	$18,038

See accompanying notes to the condensed consolidated financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31, 2007	For the Three Months Ended October 31, 2006	For the Period From July 12, 2002 (Inception) through October 31, 2007

General and administrative	$1,002	$48,238	$101,679

Net loss	$(1,002)	$(48,238)	$(101,679)

Basic and diluted net loss per share	$(0.00)	$(0.04)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	1,250,000	1,250,000	1,522,727

See accompanying notes to the condensed consolidated financial statements.

DSE FISHMAN, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended October 31, 2007	For the Three Months Ended October 31, 2006	For the Period From July 12, 2002 (Inception) through October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,002)	$(48,238)	$(101,679)

Adjustment to reconcile net loss to net cash used in operating activities
Prepaid expenses	--	--	(13,339)
Accrued expenses	(3,021)	9,238	3,717
NET CASH USED IN OPERATING ACTIVITIES	(4,023)	(39,000)	(111,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts paid to shareholder	3,500	--	(3,500)
Proceeds from sale of common stock	--	--	501,000
Repayment of common stock subscribed	--	(75,000)	(75,000)
Purchase of treasury stock	--	--	(310,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,500	(75,000)	112,500

NET INCREASE (DECREASE) IN CASH	(523)	(114,000)	1,199

Cash at beginning of period	1,722	123,204	--

Cash at end of period	$1,199	$9,204	$1,199

SUPPLEMENTAL DISCLOSEURE OF CASH FLOW INFORMATION

Interest paid	$--	$--	$--

Taxes paid	$--	$--	$--

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2007 and notes thereto contained in Form 10-KSB as filed with the Securities and Exchange Commission on November 13, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Fishman has virtually no financial resources and an accumulated deficit of $101,677 and $100,677 at October 31, 2007 and July 31, 2006. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSE Fishman, Inc.
(Registrant)

/s/ Thomas Hemingway
Thomas Hemingway
Chief Executive Officer

January 10, 2008