Form 10-Q/A
period 2007-10-31
FORCE FUELS INC.
filed 2008-07-22
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49993

FORCE FUELS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 S. Harbor, Suite 500
Anaheim, CA 92805
(Address of principal executive offices)

714-765-0010
 (Issuer’s telephone number)

DSE FISHMAN, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes      X        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of December 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes              No      X

Purpose of Amendment

The purpose of this Amendment No. 2 is to include the interim consolidated financial statements in this Quarterly Report on Form 10-QSB as of October 31, 2007 and for the three and six months ended October 31, 2007 reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-X.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
Notes to the Financial Statements
October 31, 2007 and 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. was incorporated under the laws of the State of Nevada in July 2002 and is inactive and is currently searching for business opportunities.  On May 14, 2008, the Company amended its Articles of Incorporation, and changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).

Acquisition of Great American Coffee Company, Inc.

On May 5, 2006, Great American Coffee Company, Inc. (“Great American”) acquired 1,050,000 shares representing 100% of the outstanding shares of the Company.

On May 9, 2006, the Company formed GACC Acquisition Corp (GACC), a California corporation and GACC merged into Great American; with Great American as the surviving corporation. The Company exchanged the shares of GACC for 100 shares of Great American.

On May 12, 2006 the Company issued 175,000 shares of common stock in exchange for 100% of the outstanding shares of Great American.

The results of the transaction were for the Company to own 100% of the outstanding shares of common stock of Great American.

Great American was incorporated in California on April 4, 2005 and was inactive.

As the former stockholders of Great American owned 100% of the outstanding shares of the Company’s common stock, for financial statement reporting purposes, the acquisition was treated as a reverse acquisition, with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree.  The consolidated financial statements include the operations of Force Fuels from the date of the merger.

Reverse stock split and reduction of number of shares authorized

On March 19, 2008, the Board of Directors of the Company approved a one (1)-for-ten (10) reverse stock split (the “Reverse Split”) of the Common Stock, par value $0.001 per share (“Common Stock”) effected on April 30, 2008 without shareholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. In connection with the Reverse Split the Company amended its Articles of Incorporation to change the authorized number of shares of its Common Stock from twenty-four million (24,000,000) shares to one hundred million (100,000,000) shares to be effective as of the close of business on April 30, 2008.  All share and per share data in the consolidated financial statements and related notes have been adjusted to give retroactive effect to the Reverse Split and the change in authorized shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the financial statements of the Company for the period from July 12, 2002 (inception) through October 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-KSB as filed with the SEC on November 11, 2007.  Interim results are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

           The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2007 or 2006.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending July 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
  of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
  of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.
Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended October 31, 2007 as included in its Form 10-QSB filed on January 17, 2008 and Form 10-QSB/A as amended and filed on February 12, 2008, the Company reengaged Li & Company, PC as its independent registered public accounting firm, to review its financial statements, on May 12, 2008.  As a result of issues identified in the review of its financial statements, its Board of Directors, in consultation with management and Li & Company, PC, concluded on June 27, 2008 that its previously issued financial statements for the interim period ended October 31, 2007, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At October 31, 2007, the Company is currently inactive and is now searching for business opportunities.

While the Company is attempting to find viable business opportunities and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to find viable business opportunities and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTION

(i) Office space

The Company has been provided office space by its Chief Executive Officer at no cost.

(ii) Management services provided by its stockholders

The Company paid $35,000 to the stockholders of the Company including $10,000 to its Chief Executive Officer for the management service provided for the interim period ended October 31, 2006.

NOTE 6 – SUBSEQUENT EVENTS

(i) Entry of a joint venture agreement

On May 19, 2008, the Company entered into a Joint Venture Agreement dated as of May 12, 2008 by and between the Company and ICE Conversions, Inc. (“ICE Conversion”), a California corporation.  Pursuant to the joint venture agreement, the Company and ICE Conversions, Inc. will organize a limited liability company that will constitute the joint venture.  The Company will be allocated 80% of the profit or loss of the joint venture, after expenses incurred by the joint venture.  The joint venture will engage in the business of developing, manufacturing and marketing certain motor vehicles powered by hydrogen fuel cells.  ICE shall contribute to the Joint Venture an irrevocable, perpetual, non-exclusive, royalty-free license to use, manufacture and exploit for purposes of the business, described in Article I of the agreement, all technology, know-how, designs, algorithms and proprietary information of ICE.  The Company shall contribute an aggregate amount of $5,000,000 of capital to the joint venture, comprised of at least $500,000 by August 10, 2008, a total (including the previous amount) of at least $1,500,000 by November 8, 2008, and the balance by May 12, 2009.

(ii) Issuance of common stock for services

On June 17, 2008, the Company issued 8,122,763 shares of its common stock at $.001 par value to 82 individuals for $8,123, its fair value at date of issuance.

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
  need to develop infrastructure;
  ability to access and obtain capital when required; and
  dependence upon key personnel.
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

Fishman has virtually no financial resources and an accumulated deficit of $103,700 and $100,677 at October 31, 2007 and July 31, 2007. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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
  the depth and liquidity of the market for Fishman common stock, developments affecting the business of Fishman generally and the impact of those factors referred to below in particular, investor perception of Fishman, and
  general economic and market conditions
No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002,  we will be required, beginning with our fiscal year ending July 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item III.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item IV. CONTROLS AND PROCEDURES

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

Force Fuels, Inc.
(Registrant)

/s/ Thomas Hemingway
Thomas Hemingway

Chief Executive Officer
July 21, 2008