Form 10-Q
period 2008-01-31
FORCE FUELS INC.
filed 2008-07-22
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of January 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes              No      X

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)

January 31, 2008 and 2007

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
Notes to the Financial Statements
January 31, 2008 and 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. was incorporated under the laws of the State of Nevada in July 2002, is currently inactive and is searching for business opportunities.  On May 14, 2008, the Company amended its Articles of Incorporation, and changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the financial statements of the Company for the period from July 12, 2002 (inception) through July 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-KSB as filed with the SEC on November 11, 2007.  Interim results are not necessarily indicative of the results for the full year.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2008 or 2007.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At January 31, 2008, the Company is currently inactive and is now searching for business opportunities.

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

NOTE 4 – RELATED PARTY TRANSACTION

(i) Office space

The Company has been provided office space by its Chief Executive Officer at no cost.

(ii) Management services provided by its stockholders

The Company paid $35,000 to the stockholders of the Company including $10,000 to its Chief Executive Officer for management service provided for the interim period ended January 31, 2007.

NOTE 5 – SUBSEQUENT EVENTS

(i) Entry into a joint venture agreement

On May 19, 2008, the Company entered into a Joint Venture Agreement dated as of May 12, 2008 by and between the Company and ICE Conversions, Inc. (“ICE Conversion”), a California corporation.  Pursuant to the joint venture agreement, the Company and ICE Conversions, Inc. will organize a limited liability company that will constitute the joint venture.  The Company will be allocated 80% of the profit or loss of the joint venture, after expenses incurred by the joint venture.  The joint venture will engage in the business of developing, manufacturing and marketing certain motor vehicles powered by hydrogen fuel cells.  ICE shall contribute to the Joint Venture an irrevocable, perpetual, non-exclusive, royalty-free license to use, manufacture and exploit for purposes of the business, as described in Article I of the agreement, all technology, know-how, designs, algorithms and proprietary information of ICE.  The Company shall contribute an aggregate amount of $5,000,000 of capital to the joint venture, comprised of at least $500,000 by August 10, 2008, a total (including the previous amount) of at least $1,500,000 by November 8, 2008, and the balance by May 12, 2009.

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

Fishman has virtually no financial resources and an accumulated deficit of $104,749 and $100,677 at January 31, 2008 and July 31, 2007. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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