Form 10-Q
period 2008-04-30
FORCE FUELS INC.
filed 2008-07-22
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,250,000 shares of Common Stock, as of April 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes              No      X

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY

(FORMERLY DSE FISHMAN, INC.)

April 30, 2008 and 2007

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
Notes to the Financial Statements
April 30, 2008 and 2007
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

Reverse stock split and reduction of number of shares authorized

On March 19, 2008, the Board of Directors of the Company approved a 1-for-10 reverse stock split (the “Reverse Split”) of the Common Stock, par value $0.001 per share (“Common Stock”) effected on April 30, 2008 without shareholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. In connection with the Reverse Split the Company amended its Articles of Incorporation to change the authorized number of shares of its Common Stock from twenty-four million (24,000,000) shares to one hundred million (100,000,000) shares to be effective as of the close of business on April 30, 2008.  All share and per share data in the consolidated financial statements and related notes have been adjusted to give retroactive effect to the Reverse Split and the change in authorized shares.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of April 30, 2008 or 2007.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the fiscal year ending July 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At April 30, 2008, the Company is currently inactive and is now searching for business opportunities.

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

(ii) Management services provided by its stockholders

The Company paid $35,000 to the stockholders of the Company including $10,000 to its Chief Executive Officer for management service provided for the interim period ended April 30, 2007.

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

Fishman has virtually no financial resources and an accumulated deficit of $110,208 and $100,677 at April 30, 2008 and July 31, 2007. Our auditors state in their opinion on Fishman’s financial statements that this lack of resources causes substantial doubt about Fishman’s ability to continue as a going concern. No assurances can be given that Fishman will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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