Form 10-K
period 2008-07-31
FORCE FUELS INC.
filed 2008-12-24
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-49993

FORCE FUELS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22525 Pacific Coast Highway, Suite 101 Malibu, CA	90265
(Address of principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 310 456 7300

DSE Fishman, Inc
(Former name, former address and former fiscal year if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act.
Yes ☐    No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) for the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (229.405 of this chapter) is not contained here in  and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 17, 2008 is 7,622,763, all of one class, $.001 par value per share, of which 1,372,000 were held by non-affiliates of the registrant.

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
Yes ☐    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format
Yes ☐    No ☒

FORCE FUELS, INC.

TABLE OF CONTENTS

PART I

Item 1 -  BUSINESS

Corporate History

Force Fuels, Inc. was originally incorporated in the State of Nevada on July 15, 2002.  Our name was changed from DSE Fishman, Inc. on May 13, 2008.  Unless the context otherwise requires, the "Company", "Force Fuels", “we”, “our”, “ours”, and “us” refer to Force Fuels, Inc. and its wholly-owned subsidiary Great American Coffee Company, Inc.

The Company has entered into an Assignment and Contribution Agreement with ICE Conversions, Inc. (“ICE”) effective July 31, 2008 (the “Assignment and Contribution Agreement”) whereby ICE transferred assets to the Company in return for 1,000,000 shares of the Company’s common stock and cash payments totaling $400,000, payable in two separate installment payments of $100,000 and $300,000, due on or before March 15, 2009 and June 15, 2009, respectively.  The Assignment and Contribution Agreement supersedes and renders void and of no force or effect whatsoever the Joint Venture Agreement entered into May 12, 2008 by and between the Company and ICE.

Business Description

The Company is a manufacturer of electric drive systems for installation in short-haul commercial trucks.

The Company is currently in the process of building prototypes to market to its potential customers.  The Company combines components purchased from various suppliers and partners, integrating all of the parts into complete electric drive systems that the Company intends to both sell direct to end uses such as commercial truck fleets for retro-fit conversion and to truck manufacturers for factory assemblage.  The electric drive systems are an alternative to fossil fuels for short-haul commercial truck operators. The drive systems utilize a proprietary battery management system that is intended to prolong the useful life expectancy of the battery packs.

The Company had no operations prior to the transfer to the Company on July 31, 2008 of assets pursuant to the Assignment and Contribution Agreement with ICE.  The Assignment and Contribution Agreement grants the Company a non-exclusive license for the use of certain electric drive technologies developed by ICE.  The Company owes ICE $400,000 for those assets.  In the event that the Company defaults in its payment obligation, the Company's principal assets could be foreclosed upon, and the Company would be unable to continue to operate its business.

Industry Overview

Global demand for light hybrid-electric vehicles is expected to grow rapidly through 2013 to 4.5 million units according to a 2008 marketing report by Freedonia.  Gains will be driven by rising energy costs, more stringent emissions laws and declining costs relative to other vehicles.  The US will be the largest market, followed by Western Europe and Asia/Pacific. Increased attention to environmental concerns, especially air pollution, has initiated additional research into alternative fuels to replace regular diesel especially in states like California.

The alternative energy vehicle industry is an emerging industry characterized by numerous small early stage companies and traditional manufacturers.  We compete directly in the short haul, light and heavy-duty commercial electric truck market.  The commercial electric truck market is experiencing a strong upward trend, lead in part by recent increases in fuel cost, improvement in battery pack performance, sensitivity to global warming by the business community and medium- and heavy-duty truck makers preparing for the last round of changes to diesel exhaust emission standards to go into effect in 2010

We estimate that in the U.S. alone, that the market for Class 5, 6, 7 & 8 intra-city delivery trucks is about 200,000 conversions a year.  The Company believes this is where environmentally friendly trucks can make a big difference in helping clean the air.  Short-haul, intra-city diesel delivery trucks make multiple stops and can spend hours each day idling and spewing soot and other pollutants.

Target Market

The Company’s target market includes short-haul trucking fleets that travel less than 100 miles per day before returning to their dispatch yards.  Our primary focus will be on trucks that load and unload and are government mandated and regulated.

Business Strategy

Our strategy is to be a leading provider of electric drive systems for installation in short haul commercial truck vehicles, that will allow them to run 100% on electric battery power.  We will install provide retrofit conversion (kits) directly to end-users and supply our electric drive systems to OEMs. Elements of our business strategy include the following:

●
Initially We are Entering the Local Markets- The Company believes the local Southern California market is perfectly suited to serve as the initial entry point for its marketing and sales effort due to both the Company’s operations being located in the Los Angles area and the large potential customer base.  The Company believes this strategy allows for maintaining a high level of customer support, effective deployment of company resources and rapid revenue generation and profitability.  The Company will seek nationwide and international expansion in the near future. The Company is in the early planning stages to enter the European market where the economics are better, where fuel prices are considerably higher than in the U.S., and where government policies favor vehicles with low greenhouse gas emissions.

●	Focus on Short Hauling- Our electric drive systems are a viable alternative energy solution for the short haul trucking industry, delivering both operating cost benefits and zero carbon emissions.

●
 Promoting our Cost Savings Advantages and Environmental Advantages- Our product provides significant operational cost advantages compared with both hybrid and combustion engines.  Our product is a zero emission solution for short haul commercial trucks thus providing an advantage to the environment. We plan to emphases the above-mentioned advantages in our marketing, sales and promotional campaigns.

Products

The Company combines components purchased from various suppliers and partners, integrating all of the parts into complete electric drive systems that the Company intends to sell direct both to end uses such as commercial truck fleets for retro-fit conversion and to truck manufacturers for original factory assembly.

The Company’s electric drive systems will be installed in commercial trucks and will run 100% on electric battery power.  The Company utilizes a proprietary battery management system, which is intended to extend the useful life of the battery packs.

Competition

The alternative energy vehicle market is a highly fragmented and competitive, characterized by numerous small and early stage companies.  The Company competes directly with short haul truck companies of hybrid electric and all- electric and electric vehicles and suppliers of components and power train systems for commercial truck vehicles that include: UK –based: Smith Electric Vehicle that is investing $ 30 million dollars to launch its vehicles in the United States, Electrorides with their Zero Truck class 4 delivery truck and Balgon which is involved in the marketing of all electric short haul trucks. Others include Electric Truck, LLC, ISE Corp. with their hybrid bus and truck offerings and Azure Dynamics also with a hybrid product.

The Company competes to a lesser extent with major truck manufacturers such as Peterbilt, Mack Trucks, Ford and Volvo.  To date their major interest has been on better improved diesel engines or hybrids and partnering with companies like us for alterative vehicles like all electric.

The Company believes that we compete favorably with a peer group of short haul commercial truck companies providing hybrid-electric and all-electric truck vehicles and systems due to our technological advantage that allows for full highway speeds and driving range between recharging of 100 miles.

Employees

The Company currently has two (2) full-time management employees and three (3) part-time employees.

Subsidiaries

Great American Coffee Company remains a wholly-owned subsidiary with no current operations.

Item 1A – RISK FACTORS

The Company has no formal lease on the premises out of which it currently operates.

The Company currently operates out of a small office and warehouse facility located at 22525 Pacific Coast Highway Ste 101, Malibu, California.  No formal lease or other agreement exists.  Space is being provided to the Company by ICE which holds a formal lease to the premises.

The Company may be asked to leave and vacate the premises at any time.  The Company’s current financial position prevents it from looking for other options to house its operations.  If the Company is asked to leave the premises it would be materially detrimental to the Company’s operations.

No established market for our products.

There is no established market for our products.  These products have never been sold before and the risk exists for the establishment of a new market.  We are counting on a new market developing and that the new market will accept our products as opposed to other alternatives.  The new market may not develop or may not develop in time to allow us to continue our operations.

The Company’s lack of operating history.

The Company had no operations prior to the transfer to the Company on July 31, 2008 of assets pursuant to the Assignment and Contribution Agreement with ICE.  We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.  Pursuant to the Assignment and Contribution Agreement, the Company has refocused its efforts towards the manufacturing of electric drive systems for installation in short-haul commercial trucks. The Company is currently in the process of building prototypes to market to its potential customers.

Our business plan is unproven.

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful.  Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved.  Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

The Company will need financing which may not be available.

The Company has not established a source of equity or debt financing and will require such financing to establish our business and implement our strategic plan.  If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Force Fuels Common Stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

There is no established trading market for our Common Stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any securities exchange to date.  No assurance can be given that an orderly trading market or any trading market will ever develop for our Common Stock.

In addition, Force Fuels common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.  At times, this volatility has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of the Company’s actual operating performance.

The trading price of Force Fuels Common Stock is likely to be subject to significant fluctuations.

There can be no assurance as to the prices at which Force Fuels common stock will trade, if any trading market develops at all.  Until the Common Stock is fully distributed and an orderly market develops, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.  Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including:

●	the depth and liquidity of the market,

●	developments affecting the business of Force Fuels generally and the impact of those factors referred to below in particular,

●	investor perception of Force Fuels, and

●	General economic and market conditions.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, commencing with our annual report for the fiscal year ending July 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2010.  The internal control report must include a statement

●	Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

●	Of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

●	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

●	that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 2 - DESCRIPTION OF PROPERTY

The Company currently operates out of a small office and warehouse facility located at 22525 Pacific Coast Highway Ste 101, Malibu, California.  No formal lease or other agreement exists.  Space is being provided to the Company by ICE which holds a formal lease to the premises.

The Company may be asked to leave and vacate the premises at any time.  The Company’s current financial position prevents it from looking for other options to house its operations.  If the Company is asked to leave the premises it would be materially detrimental to the Company’s operations.

Item 3 - LEGAL PROCEEDINGS

We are not involved in any litigation.  We may from time to time become involved in litigation arising in the ordinary course of our business.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2008, in contemplation of the 1-for-10 reverse split of the Company’s Common Stock set to take effect April 17, 2008, shareholders holding a majority of the outstanding shares approved by written consent an Amendment of the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock (“Common Stock”) from to 2,400,000 to 100,000,000 shares to take effect immediately after the 1-for-10 reverse split.

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

We have never paid any cash dividends on shares of our Common Stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to apply any earnings to fund the development of our business.  The purchase of shares of Common Stock is inappropriate for investors seeking current or near term income.

On April 17, 2008, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,462,500 to 146,250 shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.  The Company received surrendered stock certificates totaling 1,212,500 pursuant to the Reverse Split.  By administrative error three certificates totaling 250,000 shares were not surrendered.  Stop transfer restrictions were placed on those certificates and the Company is in the process of having those certificates cancelled.  On June 17, 2008, the Company issued replacement certificates pursuant to the Reverse Split totaling 146,250 common shares.

On April 17, 2008, immediately after the Reverse Split, the Company amended its articles of incorporation to increase its authorized Common Stock to 100,000,000 shares.

On May 12, 2008, the Company entered into a consulting agreement with Lawrence Weisdorn granting him 2,500,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On May 12, 2008, the Company entered into a consulting agreement with Donald Hejmanowski granting him 1,200,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On June 18, 2008, the Company issued a total of 2,797,763 common shares to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

On June 23, 2008, 1,500,000 shares were issued to ICE pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008.  Five hundred thousand of the 1,500,000 shares previously issued to ICE are to be cancelled pursuant to the terms of the Assignment and Contribution Agreement.  These shares are in the process of being cancelled.

Each of the issuances described above was a privately negotiated transaction made in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

As of the close of business on December 17, 2008, there were 8,372,763 shares of our Common Stock, par value $0.001 per share, issued and outstanding, including 750,000 shares that are pending cancellation.  If those shares had been cancelled with the corresponding transactions, the number of outstanding shares would be 7,622,763.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes current beliefs, expectations and other forward looking statements, the realization of which may be adversely impacted by any of the factors discussed or referenced throughout this Form 10-K, including but not limited to, factors under the heading, “Item 1A. Risk Factors” in Part I above.

The Company had no operations prior to the transfer to the Company on July 31, 2008 of assets pursuant to the Assignment and Contribution Agreement with ICE.

Under the terms of the Assignment and Contribution Agreement, the Company has undertaken to raise capital and to make payments to ICE in an aggregate amount of $400,000, $100,000 of which is due on or before March 15, 2009; and $300,000 of which is due on or before June 15, 2009.  The payment obligations will accelerate and become immediately due in the event of any nonpayment or bankruptcy.  If the Company fails to raise these funds and pay its obligations to ICE, the Company will be unable to continue to conduct its business.

The Company has granted ICE a first priority perfected security interest in the Company's business and assets in order to secure the Company’s obligation to pay that $400,000 to ICE.  Until payment in full of that amount, the Company also cannot sell, transfer or encumber any such assets without ICE’s prior written consent.  Failure to pay the obligation when due would likely result in a foreclosure upon the assets.

Recently issued accounting pronouncements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS141R establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS 141R provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  The provisions of SFAS 141R apply prospectively to business combinations for which the acquisition date is after the end of our fiscal year 2008 and may not be applied before that time.  The provisions of SFAS No. 141R are effective for the fiscal years beginning after the end of our 2008 fiscal year; therefore, we anticipate adopting this standard as of January 1, 2009.  We have not determined the effect, if any; the adoption of this statement will have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent.  This is commonly known as a minority interest.  The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary.  The provisions of SFAS 160 apply prospectively as of the beginning of our fiscal year 2009 with presentation and disclosure requirements applied retrospectively to all periods presented.  Early adoption is prohibited.  The provisions of SFAS No. 160 are effective for the fiscal years beginning with our 2009 fiscal year; therefore, we anticipate adopting this standard as of January 1, 2009.  We have not determined the effect, if any; the adoption of this statement will have on our financial condition or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Seasonality.

We do not yet have a basis to determine whether our business will be seasonal.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed as part of this Annual Report on Form 10-K are set forth on the pages F-2 through F-4 of this report and are incorporated herein by reference.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A - CONTROLS AND PROCEDURES

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

Item 9B - OTHER INFORMATION

The Company and ICE executed an Assignment and Contribution Agreement dated effective as of July 31, 2008.  The transactions contemplated by the Assignment and Contribution Agreement include:

     ▪  (a) the contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;

     ▪  (b) the grant of 1,000,000 shares of Common Stock to ICE;

     ▪  (c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement;

     ▪  (d) cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.

A copy of the Assumption and Contribution Agreement is included as Exhibit 10.3 to this filing and is incorporated herein by reference.

PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

Name	Age	Position and Offices with the Company
Lawrence Weisdorn (1)	50	President, Chief Executive Officer, Chief Financial Officer and Director

Donald Hejmanowski (2)	49	Secretary, Vice President of Business Development and Director

Thomas C. Hemingway (3)	52	Chairman and Former President, Chief Executive Officer and Chief Financial Officer
________________________________
(1) Pursuant to an employment agreement dated October 21, 2008, Lawrence Weisdorn was appointed President, Chief Executive Officer and Chief Financial Officer.  Mr. Weisdorn was elected as a director concurrently therewith.

(2) Pursuant to an employment agreement dated October 21, 2008, Donald Hejmanowski was appointed Secretary and Vice President of Business Development.  Mr. Hejmanowski was elected as a director concurrently therewith.

(3) Thomas C. Hemingway resigned from his positions as President, Chief Executive Officer and Chief Financial Officer effective October 21, 2008.  Mr. Hemingway remains Chairman of the Board of Directors.

Biographies

Lawrence Weisdorn (50) – Mr. Weisdorn has served as the President, Chief Executive Officer, Chief Financial Officer and Director of the Registrant from October 21, 2008 to the present.  Mr. Weisdorn also has served as the Chairman, President and Chief Executive Officer of Ice Conversions, Inc., a California corporation, from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing electric drive systems for installation in short-haul commercial trucks.  Previously, from 2000 to 2005, Mr. Weisdorn was the Co-founder, Chief Executive Officer and a Director of MEMS USA, Inc, a Nevada corporation.  MEMS USA, Inc., was a developer and manufacturer of advanced engineered products, systems and services for the energy sector including the development of profitable, biorenewable energy refineries.  December 2006, MEMS USA, Inc. was renamed Convergence Ethanol, Inc.

Donald Hejmanowski (49) – Mr. Hejmanowski has served as the Secretary, Vice President of Business Development and Director of the Registrant from October 21, 2008 to the present.  Mr. Hejmanowski serves as the Vice President of Finance and Director of Ice Conversions, Inc., a California corporation from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing electric drive systems for installation in short-haul commercial trucks.  Mr. Hejmanowski has served as the Secretary, Treasurer and Director of H Y D, Inc., a Nevada corporation from 2002 to the present. H Y D, Inc. is in the business of providing consulting services.  Mr. Hejmanowski has also served as a Director of US Farms, Inc., a Nevada corporation from 2006 to present. US Farms, Inc. is a diversified commercial farming and nursery company.  Previously, from 2006 to 2007, Mr. Hejmanowski served as a Director of Cyclone Energy, Inc. Cyclone Energy, Inc. develops, distributes, and markets alternative and hydrogen fuels and offers closed-loop pollution-free transportation solutions.  Mr. Hejmanowski also served as a Director of LitFunding Corp. from 2005 to 2006.  LitFunding Corp. provides funding for litigation primarily for plaintiffs’ attorneys.  From 2002 to 2005, Mr. Hejmanowski served as a consultant to American Water Star, Inc. a water bottling and distribution company.

Thomas Hemingway (52) – Mr. Hemingway has served as the Chairman of the Registrant from May 9, 2006 to the present and has previously served as the Chief Executive Officer and Chief Financial Officer of the Registrant from May 9, 2006 to October 21, 2008.  Mr. Hemingway has served as the Chairman, Chief Operating Officer and Secretary of NextPhase Wireless, Inc., a broadband connectivity solutions provider from January 2007 to the present.  On June 13, 2008, Mr. Hemingway became Interim Chief Financial Officer of NextPhase Wireless, Inc. and on September 4, 2008, Mr. Hemingway was named Chief Executive Officer.  Mr. Hemingway has also served as the President and Chief Executive Officer of Redwood Investment Group, an investment banking trust, from June 2003 to the present.  Mr. Hemingway previously served as Chairman and Chief Executive Officer of Oxford Media, a next generation media distribution company, from 2004 to 2006; and as Chairman and Chief Executive Officer of Esynch Corporation, developer and marketer of video-on-demand services and video streaming through the Internet, from 1998 to 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act of 1934, as amended (the “EXCHANGE ACT”), requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

To the Company’s knowledge, based solely on its review of the copies of Section 16(a) forms and other specified written representations furnished to the Company, the following table shows all of the late filings by the Company’s officers, directors or greater than ten percent beneficial owners known to the Company of a Form 3 or any Forms 4 during or with respect to fiscal years 2008 or 2007.

BENEFICIAL OWNER	FORM 3	FORM 4

Thomas C. Hemingway	1	1

Lawrence Weisdorn	1

Donald Hejmanowski	1

Gary Cohee	1	1

Item 11 - EXECUTIVE COMPENSATION

On October 21, 2008, the Company experienced a change in management reported to the Securities Exchange Commission on the Company’s Form 8-K filed October 23, 2008.  Such filing is heretofore incorporated by reference.

Listed in the table below are the Company’s recently appointed officers as well as the Company’s prior management.  There have been no stock options granted to employees or management during the years covered in the table below, and no employee stock options are currently outstanding.

SUMMARY COMPENSATION TABLE

Name and Principal Position	FiscalYear	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Lawrence Weisdorn (1),	2008	$39,500 (2)	$75,000 (3)	--	$114,500
President, CEO, CFO,
and director

Donald Hejmanowski (4),	2008	--	$36,000 (5)	--	$36,000
Secretary and director

Thomas C. Hemingway (6)	2008	--	$25,500 (8)	--	$25,500
President, CEO, CFO,	2007	$10,000 (7)	--	--	$10,000
and Chairman	2006	--	--	--	--
__________________________________
(1) Pursuant to an employment agreement effective October 21, 2008, Lawrence Weisdorn was appointed President, Chief Executive Officer and Chief Financial Officer of the Company.

(2) Accrued salary pursuant a consulting agreement entered into on May 12, 2008.

(3) Grant of 2,500,000 shares valued at $0.03 per share pursuant to a consulting entered into May 12, 2008.

(4) Pursuant to an employment agreement effective October 21, 2008, Donald Hejmanowski was appointed Secretary and Vice President of Business Development of the Company.

(5) Grant of 1,200,000 shares valued at $0.03 per share pursuant to a consulting agreement entered into May 12, 2008.

(6) Thomas C. Hemingway served as the Company’s President, Chief Executive Officer and Chief Financial Officer from May 9, 2006 to October 21, 2008 and currently still serves as the Company’s Chairman.

(7) Cash compensation pursuant to professional services rendered.

(8) Grant of 850,000 shares valued at $0.03 per share for services rendered to the company.

DIRECTOR COMPENSATION

Our current directors received no compensation for their services as director during fiscal years 2007 and 2008.  There were no stock options granted to directors during fiscal years 2007 and 2008 and no director stock options are currently outstanding.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned as of November 10, 2008 by all persons known to the Company who own more than 5% of the outstanding number of such shares, by all directors of the Company, and by all officers and directors of the Company as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class

Thomas C. Hemingway 300 So. Harbor Blvd., Suite 500 Anaheim, CA 92805	900,000	(2)	11.71%

Lawrence Weisdorn 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	2,500,000	(2)	32.54%

Donald Hejmanowski 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,200,000	(2)	15.62%

All Directors and Officers as a group (3 persons)	4,600,000	(2)	59.87%

ICE Conversions, Inc. (3) 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,000,000	(4)	13.02%

Gary Cohee PMB Securities 450 Newport Center Dr., Suite 110 Newport Beach, CA 92660	900,000		11.71%
___________________________________________
(1) For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of November 10, 2008

(2) For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(3) Lawrence Weisdorn and Donald Hejmanowski both currently serve as officers and directors of ICE Conversions, Inc.

(4) These are the number of shares outstanding after the 1,500,000 shares are cancelled and replaced by the issuance of 1,000,000 shares pursuant to the terms of the Assignment and Contribution Agreement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Thomas C. Hemingway and Gary Cohee were co-founders of Great American Coffee Company, Inc. which, for accounting purposes, acquired the Company effective May 9, 2006.  In connection with the Merger, Messrs. Hemingway and Cohee each acquired beneficial ownership of 500,000 prior to reverse split shares of the Company's Common Stock. Mr. Hemingway and Mr. Cohee were granted 850,000 shares each for services rendered to the Company.

Lawrence Weisdorn was granted 2,500,000 shares of Common Stock and has accrued (as of July 31, 2008) $39,500 in compensation pursuant to a consulting agreement dated May 12, 2008.  This consulting agreement was replaced by an employment agreement dated October 21, 2008, whereby Mr. Weisdorn was appointed President, Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Weisdorn was elected as a director of the Company concurrently therewith.

Donald Hejmanowski was granted 1,200,000 shares of Common Stock pursuant to a consulting agreement dated May 12, 2008.  This consulting agreement was replaced by an employment agreement dated October 21, 2008, whereby Mr. Hejmanowski was appointed Secretary and Vice President of Business Development.  Mr. Hejmanowski was elected as a director of the Company concurrently therewith.

Mr. Weisdorn and Mr. Hejmanowski both currently serve as officers and directors of ICE.  On June 23, 2008, 1,500,000 shares were issued to ICE pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008 whereby ICE transferred certain assets and intellectual property rights to the Company in exchange for Common Stock of the Company and a cash payment totaling $400,000.  The Company has granted ICE a first priority perfected security interest in the Company's business and assets in order to secure the Company’s obligation to pay that $400,000 to ICE.  Until payment in full of that amount, the Company also cannot sell, transfer or encumber any such assets without ICE’s prior written consent.  Failure to pay the obligation when due would likely result in a foreclosure upon the assets.  Pursuant to the Assignment and Contribution Agreement, Five hundred thousand of the 1,500,000 shares previously issued to ICE were cancelled.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Li & Company, PC billed us approximately $12,000 for professional services rendered in connection with our Quarterly Reports on Form 10-Q for the periods ended October 31, 2007, January 31, 2008 and April 30, 2008 and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal year ended July 31, 2008.

Our principal accountants, Li & Company, PC billed us approximately $8,000 for professional services rendered in connection with our Quarterly Reports on Form 10-QSB for the periods ended January 31, 207 and April 30, 2007 and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-KSB for the fiscal year ended July 31, 2007.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended July 31, 2008 and 2007.

PART IV

Item 15 - EXHIBITS

Please see Exhibit Index located behind the signature page

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

July 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Accountant’s Report	F-1

Consolidated Balance Sheet at July 31, 2008	F-2

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Force Fuels, Inc.
(Formerly DSE Fishman, Inc.)
(A development stage company)
Anaheim, California

We have audited the accompanying consolidated balance sheets of Force Fuels, Inc. and subsidiary (formerly DSE Fishman, Inc.)  (a development stage company) (collectively the “Company”) as of July 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended July 31, 2008 and 2007, and for the period from July 15, 2002 (inception) through July 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years ended July 31, 2008 and 2007 and for the period from July 15, 2002 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
December 23, 2008

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$191	$1,722
Prepaid expenses	-	13,339
Due from shareholder	-	7,000

Total Current Assets	191	22,061

PURCHASED INTELLECTUAL PROPERTY RIGHTS:	430,000	-

Total Assets	$430,191	$22,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$68,791	$16,238
Due to shareholder	-	-
Accounts payable	400,000	-

Total Current Liabilities	468,791	16,238

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 1,000,000 shares authorized; none issued or outstanding	_	_

Common stock at $0.001 par value: 100,000,000 shares authorized, 7,622,763 and 1,225,000 shares issued and outstanding, respectively	7,623	1,225
Additional paid-in capital	323,810	415,275
Treasury stock at cost: none and 1,100,000 shares, respectively	-	(310,000)
Accumulated deficit	(370,033)	(100,677)

Total Stockholders' Equity (Deficit)	(38,600)	5,823

Total Liabilities and Stockholders' Equity (Deficit)	$430,191	$22,061

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	from
	Fiscal	Fiscal	July 12, 2002
	Year	Year	(Inception)
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2008	2007	2008

OPERATING EXPENSES:
General and administrative expenses	$74,423	$69,804	$175,100
Stock based compensation	194,933	-	194,933

Total operating expenses	269,356	69,804	370,033

LOSS FROM OPERATIONS	(269,356)	(69,804)	(370,033)

INCOME TAXES	-	-	-

NET LOSS	$(269,356)	$(69,804)	$(370,033)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.20)	$(0.56)	$(0.67)

Weighted Common Shares Outstanding - basic and diluted	1,369,716	125,000	553,092

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 12, 2002 (Inception) through July 31, 2008

					Deficit
	Common Stock, $0.001 Par Value		Additional		Accumulated	Total
	Number of		Paid-in	Treasury	during the	Stockholders'
	Shares	Amount	Capital	Stock	Development Stage	Equity

Balance, August 1, 2005	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825			426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock	(1,100,000)	(1,100)	(308,900)	310,000		-

Issuance of shares for services	2,500,000	2,500	72,500			75,000
Issuance of shares for services	1,200,000	1,200	34,800			36,000
Issuance of shares for services	850,000	850	24,650			25,500
Issuance of shares for services	850,000	850	24,650			25,500
Issuance of shares for services	1,097,763	1,098	31,835			32,933

Issuance of shares in connection with assets assignment agreement
	1,000,000	1,000	29,000			30,000

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	$7,623	$323,810	$-	$(370,033)	$(38,600)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
	For the	For the	Period from
	Fiscal Year	Fiscal Year	July 12, 2002
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,356)	$(69,804)	$(370,033)

Adjustments to reconcile net loss to net cash used in
operating activities
Issuance of common stock for consulting services	194,933		194,933
Changes in operating assets and liabilities:
Prepaid expenses	13,339	14,084	-
Accrued expenses	52,553	16,238	59,291

NET CASH USED IN OPERATING ACTIVITIES	(8,531)	(39,482)	(115,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	7,000	(7,000)	-
Proceeds from sale of common stock			501,000
Payment of common stock to be issued		(75,000)	(75,000)
Purchase of treasury stock			(310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,000	(82,000)	116,000

NET INCREASE (DECREASE) IN CASH	(1,531)	(121,482)	191

Cash at beginning of period	1,722	123,204	-

Cash at end of period	$191	$1,722	$191

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares and debt for purchase
Taxes paid	$430,000	$-	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A development stage company)
Notes to the Consolidated Financial Statements
July 31, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS

Force Fuels, Inc. (a development stage company) (formerly DSE “Fishman” or the “Company”) was incorporated under the laws of the State of Nevada in July 2002 and is inactive and is currently searching for business opportunities.

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

Subsequent to July 31, 2008 the company entered into an assignment and contribution agreement with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of certain motor vehicles powered by hydrogen fuel cells.  ICE contributed certain assets and intellectual property to the company in exchange for 1,000,000 shares and a promise to pay $400,000 at future date.

On May 14, 2008 the company changed its name to Force Fuels, Inc.

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.

The Company and ICE executed an Assignment and Contribution Agreement dated effective as of July 31, 2008.  The transactions contemplated by the Assignment and Contribution Agreement include:

▪ (a) the contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;

▪ (b) the grant of 1,000,000 shares of Common Stock to ICE;

▪ (c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement;

▪ (d) cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.

The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Five hundred thousand of the 1,500,000 shares previously issued to ICE were cancelled pursuant to the terms of the Assignment and Contribution Agreement.

NOTE 2 - BASIS AND PRESENTATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of July 31, 2008 or 2007.

Recently issued accounting pronouncements

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending July 31, 2010, the Company will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

●	of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

●	of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

●	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

●	that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date.  The company intends to pursue the development and manufacture of the hydrogen fuel cell products.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $370,033 at July 31, 2008, had a net loss and cash used in operations of $269,356 and $8,531 respectively, for the fiscal year ended July 31, 2008, and has no revenues since inception.

While the Company is attempting to increase revenues, the Company’s cash position is not sufficient to support the Company’s operations.  Management intends to raise additional funds by way of a public or private offering.   While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that these efforts will succeed and that the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise capital and to generate sufficient revenues.  The consolidated financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

NOTE 4 - EQUITY TRANSACTIONS

In March 2006, the original incorporators of the Company contributed $1,000 in exchange for 1,500,000 shares of common stock.

In March 2006, Great American issued 250,000 shares of common stock in exchange for $500,000. As 37,500 shares were never issued, in September 2006, the Company refunded $75,000.

On June 7, 2006 the Company repurchased 500,000 shares of its common stock for $75,000, which were held in treasury and retired during the current year.

On April 17, 2008, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,462,500 to 146,250 shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.  The Company received surrendered stock certificates totaling 1,212,500 pursuant to the Reverse Split.  By administrative error three certificates totaling 250,000 shares were not surrendered.  Stop transfer restrictions were placed on those certificates and the Company is in the process of having those certificates cancelled.  On June 17, 2008, the Company issued replacement certificates pursuant to the Reverse Split totaling 146,250 common shares.

On April 30, 2008 the company completed a 1 for 10 reverse stock split.

On May 12, 2008, the Company entered into a consulting agreement with Lawrence Weisdorn granting him 2,500,000 common shares of the Company’s Common Stock in exchange for professional consulting services.

On May 12, 2008, the Company entered into a consulting agreement with Donald Hejmanowski granting him 1,200,000 common shares of the Company’s Common Stock in exchange for professional consulting services.

On June 18, 2008, the Company issued a total of 2,797,763 common shares to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

On June 23, 2008, 1,500,000 shares were issued to ICE Conversions, Inc. pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008.  Five hundred thousand of the 1,500,000 shares previously issued to ICE are to be cancelled pursuant to the terms of the Assignment and Contribution Agreement.  These shares are in the process of being cancelled.

As of the close of business on December 17, 2008, there were 8,372,763 shares of our Common Stock, par value $0.001 per share, issued and outstanding, including 750,000 shares that are pending cancellation.  If those shares had been cancelled with the corresponding transactions, the number of outstanding shares would be 7,622,763.

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

The Plan is administered by the Company's Board of Directors which determines the grantee, number of shares, exercise price and term.  The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.

No options are outstanding under the Plan as of July 31, 2008.

NOTE 6 - INCOME TAXES

The Company will file a consolidated tax return. At July 31, 2008, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carryforwards of approximately $172,000 that may be used to offset future taxable income through the fiscal year ending July 31, 2027.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $50,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $50,000.  Also, due to a change in the control after the reverse acquisition of Fishman by Great American, the Company's past accumulated losses to be carried forward may be limited.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its ability to realize any increase to their valuations.  The valuation allowance increased approximately $87,000 and $29,000 during the years ended July 31, 2008 and 2007, respectively.

Components of deferred tax assets as of July 31, 2008 are as follows:

	As of
	July 31, 2008	July 31, 2007
Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carry-forwards	$163,000	$34,000
Expected state income tax benefit from NOL carry-forwards	28,000	7,000
Expected income tax benefit from NOL carry-forwards from acquired company	38,000	38,000

Expected Federal income tax benefit from NOL carry-forwards	$229,000	$79,000
Less valuation allowance	(229,000)	(79,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate	For the fiscal year ended July 31, 2008	For the fiscal year ended July 31, 2008

Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – RELATED PARTY TRANSACTION

(i) Management service provided by its stockholders

For the fiscal year ended July 31, 2008, the Company accrued $39,500 payable to its current CEO and paid $10,000 to its previous CEO during the fiscal year ended July 31, 2007

(ii) Due from a stockholder

The Company advanced $7,000 to a stockholder in May 2007, $3,500 of which was repaid in August 2007. The advance was unsecured, due on demand and non-interest bearing.

(iii) Free office space from the Chief Executive Officer, its sole Director and a stockholder

The Company has been provided office space by its previous Chief Executive Officer at no cost.

(iv) Fixed assets

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed for a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, $300,000 payable on or before June 15, 2009.   The asset is collateralized by a first priority perfected lien in favor of ICE.  By virtue of the same agreement ICE also contributed intellectual property which has not yet been ascribed a value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: December 22, 2008	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer,and Chief FinancialOfficer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.4*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.5	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.6*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

_____________________
* This exhibit references a Management Compensation Plan or Arrangement

(1) Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4) Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB/A filed on November 13, 2002.

(5) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.