Form 10-K/A
period 2008-07-31
FORCE FUELS INC.
filed 2008-12-30
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2008

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
Yes ☐    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format
Yes ☐    No ☒

This Form 10-K/A amends Item 8 of Part II, Items 12 and 14 of Part III and Item 15 of Part IV of our Form 10-K filed on December 24, 2008.

PART II

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed as part of this Annual Report on Form 10-K are set forth on the pages F-2 through F-4 of this report and are incorporated herein by reference.

PART III

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned as of December 17, 2008 by all persons known to the Company who own more than 5% of the outstanding number of such shares, by all directors of the Company, and by all officers and directors of the Company as a group.   Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class

Thomas C. Hemingway 300 So. Harbor Blvd., Suite 500 Anaheim, CA 92805	900,000	(2)	11.81%

Lawrence Weisdorn 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	2,500,000	(2)	32.80%

Donald Hejmanowski 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,200,000	(2)	15.74%

All Directors and Officers as a group (3 persons)	4,600,000	(2)	60.35%

ICE Conversions, Inc. (3) 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,000,000	(4)	13.12%

Gary Cohee PMB Securities 450 Newport Center Dr., Suite 110 Newport Beach, CA 92660	900,000		11.81%

___________________________________________
(1) For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 17, 2008

(2) For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

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

Our principal accountants, Li & Company, PC billed us approximately $8,000 for professional services rendered in connection with our Quarterly Reports on Form 10-QSB for the periods ended January 31,   2007 and April 30, 2007 and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-KSB for the fiscal year ended July 31, 2007.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended July 31, 2008 and 2007.

PART IV

Item 15 - EXHIBITS

Please see Exhibit Index located behind the signature page

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
July 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at July 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2008 and 2007 and for the Period from July 12, 2002 (Inception) through July 31, 2008	F-5

Notes to the Consolidated Financial Statements	F-6

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

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
	For the	For the	Period from
	Fiscal Year	Fiscal Year	July 12, 2002
	Ended	Ended	through
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,356)	$(69,804)	$(370,033)

Adjustments to reconcile net loss to net cash used in
operating activities
Issuance of common stock for consulting services	194,933		194,933
Changes in operating assets and liabilities:
Prepaid expenses	13,339	14,084	-
Accrued expenses	52,553	16,238	59,291

NET CASH USED IN OPERATING ACTIVITIES	(8,531)	(39,482)	(115,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	7,000	(7,000)	-
Proceeds from sale of common stock			501,000
Payment of common stock to be issued		(75,000)	(75,000)
Purchase of treasury stock			(310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,000	(82,000)	116,000

NET INCREASE (DECREASE) IN CASH	(1,531)	(121,482)	191

Cash at beginning of period	1,722	123,204	-

Cash at end of period	$191	$1,722	$191

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shartes and debt for purchase of intellectual property rights	$430,000	$-	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A development stage company)
July 31, 2008 and 2007
Notes to the Consolidated Financial Statements

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

On May 14, 2008 the Company changed its name to Force Fuels, Inc.

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.

On July 31, 2008 the Company entered into an assignment and contribution agreement with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of certain motor vehicles powered by hydrogen fuel cells.  The transactions contemplated by the Assignment and Contribution Agreement include:

●   (a) the contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;

●   (b) the grant of 1,000,000 shares of Common Stock to ICE;

●   (c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement;

●   (d) cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.

The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Five hundred thousand of the 1,500,000 shares previously issued to ICE were cancelled pursuant to the terms of the Assignment and Contribution Agreement.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 17, 2008, the Company effectuated a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,462,500 to 146,250 shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.  The Company received surrendered stock certificates totaling 1,212,500 pursuant to the Reverse Split.  By administrative error three certificates totaling 250,000 shares were not surrendered.  Stop transfer restrictions were placed on those certificates and the Company is in the process of having those certificates cancelled.  On June 17, 2008, the Company issued replacement certificates pursuant to the Reverse Split totaling 146,250 common shares.

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

NOTE 5 - STOCK OPTION PLAN

The Company adopted its 2002 Non-Statutory Stock Option Plan (the “Plan”) on July 15, 2002, as amended on October 24, 2002 and filed with the Securities and Exchange Commission on Form S-8 on January 21, 2003.  The Plan provides for the granting of non-statutory stock options through 2012, to purchase up to 1,500,000 shares of its common stock, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes. These may be granted to employees (including officers) and directors of the Company and certain of the Company's consultants and advisors.

The Plan is administered by the Company's Board of Directors which determines the grantee, number of shares, exercise price and term.  The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Accordingly, such amount was adjusted to 150,000 shares as a result of the Reverse Stock Split.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of July 31, 2008 or 2007.

NOTE 6 - INCOME TAXES

The Company will file a consolidated tax return. At July 31, 2008, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $191,000 that may be used to offset future taxable income through the fiscal year ending July 31, 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $191,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $191,000.  Also, due to a change in the control after the reverse acquisition of Fishman by Great American, the Company's past accumulated losses to be carried forward may be limited.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its ability to realize any increase to their valuations.  The valuation allowance increased approximately $112,000 and $29,000 during the fiscal year ended July 31, 2008 and 2007, respectively.

Components of deferred tax assets as of July 31, 2008 and 2007 are as follows:

	As of
	July 31, 2008	July 31, 2007
Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carry-forwards	$126,000	$34,000
Expected state income tax benefit from NOL carry-forwards	27,000	7,000
Expected income tax benefit from NOL carry-forwards from acquired company	38,000	38,000

Expected Federal income tax benefit from NOL carry-forwards	$191,000	$79,000
Less valuation allowance	(191,000)	(79,000)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate	For the fiscal year ended July 31, 2008	For the fiscal year ended July 31, 2007

Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – RELATED PARTY TRANSACTION

(i) Management service provided by its stockholders

For the fiscal year ended July 31, 2008, the Company accrued $39,500 payable to its current CEO. The Company paid $10,000 to its former CEO during the fiscal year ended July 31, 2007

(ii) Due from a stockholder

The Company advanced $7,000 to a stockholder in May 2007, all of which was repaid during the fiscal year ended July 31, 2008. The advance was unsecured, due on demand and non-interest bearing.

(iii) Free office space from the Chief Executive Officer and a stockholder

The Company has been provided office space by its Chief Executive Officer at no cost.

(iv) Purchased intellectual property right

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, $300,000 payable on or before June 15, 2009.   The asset is collateralized by a first priority perfected lien in favor of ICE.

NOTE 8 – SUBSEQUENT EVENTS

Entry into employment agreement with President, Chief Executive Officer and Chief Financial Officer

On October 21, 2008, the Company entered into an employment agreement with its President, Chief Executive Officer and Chief Financial Officer for the initial term of three (3) years and renewable by the mutual consent of the Parties.  In consideration of the services rendered by the Executive, the Company agrees to compensate the Executive as follows: (a) Base Compensation.  The Executive’s monthly base compensation initially shall be Twenty Thousand Dollars ($20,000) and shall be payable in accordance with the salary policies of the Company in effect from time to time but no less frequently than monthly. (b) Salary Increases.  The Company shall annually review the Executive’s Performance and compensation.  The Executives base compensation will be increased annually by not less than five percent (5%). Executive’s annual base compensation shall not be reduced below the base compensation as from time to time adjusted, unless agreed upon in writing. (c) Incentive Bonuses.  The Board of Directors shall grant Executive such annual bonuses as the Board of Directors, in its discretion, may determine to be appropriate in light of the Company’s performance and the Executive’s performance and contribution to the Company’s success. (d) Automobile Allowance.  The Executive shall receive an automobile allowance not to exceed $750 monthly for the purpose of leasing and maintaining insurance on an automobile of the Executive’s choice. If the Executive uses his/her own vehicle instead of leasing, a flat rate of $500.00 per month shall be paid to the Executive as an automobile allowance.

Entry into employment agreement with Secretary and Vice President of Business Development

On October 21, 2008, the Company entered into an employment agreement with its Secretary and Vice President of Business Development for the initial term of three (3) years and renewable by the mutual consent of the Parties.  In consideration of the services rendered by the Executive, the Company agrees to compensate the Executive as follows: (a) Base Compensation.  The Executive’s monthly base compensation initially shall be Six Thousand Five Hundred Dollars ($6,500) and shall be payable in accordance with the salary policies of the Company in effect from time to time but no less frequently than monthly. (b) Salary Increases.  The Company shall annually review the Executive’s Performance and compensation.  The Executives base compensation will be increased annually by not less than five percent (5%). Executive’s annual base compensation shall not be reduced below the base compensation as from time to time adjusted, unless agreed upon in writing. (c) Incentive Bonuses.  The Board of Directors shall grant Executive such annual bonuses as the Board of Directors, in its discretion, may determine to be appropriate in light of the Company’s performance and the Executive’s performance and contribution to the Company’s success (d) Automobile Allowance.  The Executive shall receive an automobile allowance not to exceed $750 monthly for the purpose of leasing and maintaining insurance on an automobile of the Executive’s choice. If the Executive uses his/her own vehicle instead of leasing, a flat rate of $500.00 per month shall be paid to the Executive as an automobile allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: December 29, 2008	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer ,and Chief FinancialOfficer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
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

(4) Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.