Form 10-Q
period 2008-10-31
FORCE FUELS INC.
filed 2009-01-05
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

Commission file number: 000-49993

FORCE FUELS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22525 Pacific Coast Highway, Ste. # 101
Malibu, California 90265

(Address of principal executive offices

310 456 7300

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,622,763 shares of Common Stock, as of December 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
October 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at October 31, 2008 (Unaudited) and July 31, 2008	F-2

Consolidated Statements of Operations for the Three Month Period Ended October 31, 2008 and 2007, and for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Month Period Ended October 31, 2008 and 2007, and for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited)	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 to F-10

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$191	$191

Total Current Assets	191	191

PURCHASED INTELLECTUAL PROPERTY RIGHTS	430,000	430,000

Total Assets	$430,191	$430,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$167,791	$68,791
Accounts payable	400,000	400,000

Total Current Liabilities	567,791	468,791

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,622,763 shares issued and outstanding	7,623	7,623
Additional paid-in capital	323,810	323,810
Accumulated deficit	(469,033)	(370,033)

Total Stockholders' Deficit	(137,600)	(38,600)

Total Liabilities and Stockholders' Deficit	$430,191	$430,191

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

			For the Period from
			July 15, 2002
	For the Three Months	For the Three Months	(Inception)
	Ended	Ended	through
	October 31, 2008	October 31, 2007	October 31, 2008

OPERATING EXPENSES:

Management fee	$-	$-	$35,000
Stock based compensation	-	-	194,933
General and administrative expenses	99,000	3,023	239,100

Total operating expenses	99,000	3,023	469,033

LOSS BEFORE TAXES	(99,000)	(3,023)	(469,033)

INCOME TAXES	-	-	-

NET LOSS	$(99,000)	$(3,023)	$(469,033)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED:	$(0.01)	$(0.02)	$(0.43)

Weighted Average Common Shares Outstanding - basic and diluted	7,622,763	125,000	1,100,701

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

			For the Period
			from
			July 15, 2002
			(Inception)
			through
	For the Three Months Ended		October 31,
	October 31, 2008	October 31, 2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(99,000)	$(3,023)	$(469,033)

Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for consulting services	-	-	194,933
Changes in operating assets and liabilities:
Accrued expenses	99,000	(1,000)	158,291

NET CASH USED IN OPERATING ACTIVITIES	-	(4,023)	(115,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	-	(3,500)	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(3,500)	116,000

NET CHANGE IN CASH	-	(523)	191

Cash at beginning of period	191	1,722	-

Cash at end of period	$191	$1,199	$191

NON-CASH INVESTING AND
AND FINANCING ACTIVITIES:
Issuance of shares and debt for purchase of intellectual property rights	$-	$-	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from July 15, 2002 (Inception) through October 31, 2008
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional			Total
	Number of		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, August 1, 2005	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825			426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	$1,225	$415,275	$(310,000)	$(30,873)	$75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	$1,225	$415,275	$(310,000)	$(100,677)	$5,823

Issuance of shares in connection with assets assignment agreement	1,000,000	1,000	29,000			30,000

Shares issued to new shareholders	6,497,763	6,498	188,435			194,933

Retirement of treasury stock	(1.100,000)	(1,100)	(308,900)	310,000		-

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	$7,623	$323,810	$-	$(370,033)	$(38,600)

Net loss					(99,000)	(99,000)

Balance, October 31, 2008	7,622,763	$7,623	$323,810	$-	$(469,033)	$(137,600)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
October 31, 2008 and 2007
(Unaudited)

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

On May 14, 2008 the company changed its name to Force Fuels, Inc.

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.

On July 31, 2008 the Company entered into an assignment and contribution agreement with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of electric drive systems for installation in short-haul commercial trucks.  The transactions contemplated by the Assignment and Contribution Agreement include:
  (a) the contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;
  (b) the grant of 1,000,000 shares of Common Stock to ICE;
  (c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement;

  (d) cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.
The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Five hundred thousand (500,000) of the 1,500,000 shares previously issued to ICE are to be cancelled pursuant to the terms of the Assignment and Contribution Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended July 31, 2008 and notes thereto contained in the Company’s Annual Report on amended Form 10-K/A as filed with the SEC on December 30, 2008.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of October 31, 2008 or 2007.

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

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date.  The Company intends to pursue the development and manufacture of electric drive systems for installation in short-haul commercial trucks.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $469,033 at October 31, 2008 and had a net loss of $99,000, for the interim period ended October 31, 2008, with no revenues since inception.

While the Company is attempting to generate revenues, the Company’s cash position is not sufficient to support the Company’s operations.  Management intends to raise additional funds by way of a public or private offering.   While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that these efforts will succeed and that the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise capital and to generate sufficient revenues.  The consolidated financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

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

As of the close of business on December 17, 2008, there were 8,372,763 shares of Common Stock, par value $0.001 per share, issued and outstanding, including 750,000 shares that are pending cancellation.  If those shares had been cancelled with the corresponding transactions, the number of outstanding shares would be 7,622,763.

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of October 31, 2008 or 2007.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Split.

NOTE 6 – RELATED PARTY TRANSACTIONS

Management service provided by its stockholders

For the interim period ended October 31, 2008, the Company accrued $60,000 payable to its current CEO.

Free office space from ICE Conversions, Inc.

The Company has been provided office space at no cost by ICE Conversions, Inc. which holds a formal lease to the premises.  No formal lease exists between the Company and ICE Conversions, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS141R establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired.  In addition, SFAS 141R provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination.  The provisions of SFAS 141R apply prospectively to business combinations for which the acquisition date is after the end of our fiscal year 2008 and may not be applied before that time.  The provisions of SFAS No. 141R are effective for the fiscal years beginning after the end of our 2008 fiscal year; therefore, we anticipate adopting this standard as of January 1, 2009.  We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.	Controls and Procedures

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risk Factors Related to Our Business and Industry

We have limited experience assembling electric drive conversion kits for commercial short haul vehicles for alt-fuel and electric applications on a commercial basis.  In order to produce Vehicles at affordable prices, we will have to produce Vehicles through high volume automated processes.  We do not know whether we will be able to contract efficient, automated, low-cost assembly capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our Vehicles.  Even if we are successful in developing our high volume assembly capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers.  Our failure to develop such processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

We may not meet our product development and commercialization milestones.  We have Vehicle development programs that are in the pre-commercial stage.  The success of each Vehicle development program is highly dependent on our correct interpretation of commercial market requirements, and our translation of those requirements into applicable product specifications and appropriate development milestones.  If we have misinterpreted market requirements, or if the requirements of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in potential purchasers of these Vehicles declining to purchase additional systems or choosing to purchase alternative technologies.  Delayed commercialization schedules may also have an impact on our cash flow, which could require increased funding.

Significant markets for electric drive conversion kits for commercial short haul vehicles may never develop or may develop more slowly than we anticipate, which would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products.  Significant markets may never develop for electric drive conversion kits for commercial short haul vehicles and other alternative fuel products or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our Vehicles.  If this were to occur, we may never achieve profitability and our business could fail.  Electric energy products represent an emerging market, and whether or not end-users will want to use them may be affected by many factors, some of which are beyond our control, including:
  the emergence of more competitive technologies and products, including other environmentally clean technologies and products that could render our products obsolete;
  the future cost of electricity and other fuels used by our fuel systems;
  the regulatory requirements of agencies, including the development of uniform codes and standards for electric products, electric recharging and refueling infrastructure and other electric energy products;
  government support of fuel-electric technology, electricity storage technology and electric recharging technology;
  the manufacturing and supply costs for the internal electric drive conversion kits;
  the perceptions of consumers regarding the safety of our products;
  the willingness of consumers to try new technologies;
  the continued development and improvement of existing power technologies; and
  the future cost of fuels used in existing technologies.
Electricity and other alternate fuels may not be readily available on a cost-effective basis, in which case our products may be unable to compete with existing power sources and our revenues and results of operations would be materially adversely affected.  If our customers are not able to obtain electricity and other alternative fuels on a cost-effective basis through market sources or are unable to purchase the needed fuels at locations convenient to them, our products may be unable to compete with existing power sources and our revenues and results of operations would be materially adversely affected.  Significant growth in the use of electric-powered and alt-fuel-powered devices, particularly in the automobile or vehicular market, may require the development of an infrastructure to deliver the electricity. There is no guarantee that such an infrastructure will be developed on a timely basis or at all

Even if electricity and alternative fuel is available for our Vehicles, if the effective price is such that it costs more to use our products than to use products powered by diesel, electricity or power provided through other means, we may be unable to compete successfully with our competition.

Our business will suffer if environmental policies change and no longer encourage the development and growth of clean power technologies.  The interest by automobile manufacturers in alt-fuel technology has been driven in part by environmental laws and regulations in California and, to a lesser extent, in New York, Massachusetts and Maine.  There is no guarantee that these laws and regulations will not change and any such changes could result in automobile manufacturers abandoning their interest in alt-fuel powered vehicles. In addition, if current laws and regulations in these states are not kept in force or if further environmental laws and regulations are not adopted in these and other jurisdictions, demand for alternative fuels for vehicles may be limited.  The market for stationary and portable energy-related products is influenced by federal, state and local governmental regulations and policies concerning the electric utility industry.  Changes in regulatory standards or public policy could deter further investment in the research and development of alternative energy sources, including electric production products, and could result in a significant reduction in the potential market demand for our Vehicles.  We cannot predict how changing government regulation and policies regarding the electric utility industry will affect the market for electric powered Vehicles.

Although the development of alternative energy sources, and in particular electric fueled products, has been identified as a significant priority by many governments, we cannot be assured that governments will not change their priorities or that any such change would not materially affect our revenues and our business.  If governments change their laws and regulations such that the development of alternative energy sources is no longer required or encouraged, the demand for alternative energy sources including our Vehicles may be significantly reduced or delayed and our sales would decline.

The development of uniform codes and standards for electric-powered vehicles and related electric recharging infrastructure may not develop in a timely fashion, if at all.  Uniform codes and standards do not currently exist for system components, electric drive conversion kits or for the use of electricity as a vehicle fuel.  Establishment of appropriate codes and standards is a critical element to allow electric fuel system developers, systems component developers, electric drive developers, to develop products that will be accepted in the marketplace.  The development of electric standards is being undertaken by numerous organizations.

We currently face and will continue to face significant competition from other developers and manufacturers of electric fueling technology and equipment.  If we are unable to compete successfully, we could experience a loss of market share, reduced gross margins for our existing products and a failure to achieve acceptance of our proposed products.

Competition in the markets for fuel cell power modules and our Vehicles are significant and will likely persist and intensify over time.  We compete directly and indirectly with a number of companies that provide vehicles and services that are competitive with all, some or part of our Vehicles and related services.  Many of our potential competitors have greater brand name recognition than us and their products may enjoy greater initial market acceptance among our potential customers.  In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and to changes in technology.

If we are unable to continuously improve our Vehicles and if we cannot generate effective responses to our competitors’ brand power, product innovations, pricing strategies, marketing campaigns, partnerships, distribution channels, service networks and other initiatives, our ability to gain market share or market acceptance for our products could be limited, our revenues and our profit margins may suffer, and we may never become profitable.  We face competition for electric powered products from developers and manufacturers of traditional technologies and other alternative technologies.  Each of our target markets is currently served by existing manufacturers with existing customers and suppliers.  These manufacturers are working on developing technologies that use other types of alternative power technologies, fuel cells, advanced batteries and hybrid battery/internal combustion engines, which may compete for our target customers.  Given that PEM fuel cells have the potential to replace these existing power sources, competition in our target markets will also come from these traditional power technologies, from improvements to traditional power technologies and from new alternative power technologies, including various types of fuel cells.  In addition, we can expect the automobile industry to market cars with more efficient gasoline engines, to get more mileage per gallon of gasoline purchased.  A greater mph gasoline fueled vehicle will cause an effective drop in the cost of fuel for a user of such a vehicle and reduce consumer demand for our conversion kits.

We are dependent upon third party suppliers for key materials and components for our products.  If these suppliers become unable or unwilling to provide us with sufficient materials and components on a timely and cost-effective basis, we may be unable to assemble our Vehicles cost-effectively or at all, and our revenues and gross margins would suffer.

We rely upon third party suppliers to supply key materials and components for our Vehicles.  A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, may harm our ability to manufacture our products cost-effectively or at all, and our revenues and gross margins might suffer.  In particular, components that we integrate in our Vehicles need to be compatible with electric and/or alternate fuels.  To the extent materials need to be tested and replaced to ensure compatibility, we may experience delays in shipping our kits to potential customers.

To the extent that we are unable to develop and patent our own technology and manufacturing processes, and to the extent that the processes which our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce commercially viable products.

We will need to recruit, train and retain key management and other qualified personnel to successfully expand our business.  Our future success will depend in large part upon our ability to recruit and retain experienced research and development, engineering, manufacturing, operating, sales and marketing, customer service and management personnel.  We compete in a new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our customers will require.  Due to the emerging demand for qualified personnel in this industry, we expect to experience difficulty in recruiting qualified personnel.  If we do not attract such personnel, we may not be able to expand our business.  In addition, new employees generally require substantial training, which requires significant resources and management attention.  Our success also depends upon retaining our key management, research, product development, engineering, marketing and manufacturing personnel.  Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may not be able to manage successfully the expansion of our operations.  The pace of our expansion in facilities, staff and operations will place significant demands on our managerial, technical, financial and other resources.  We will be required to make significant investments in our logistics systems and our financial and management information systems, as well as retaining, motivating and effectively managing our employees.  Our management skills and systems currently in place may not enable us to implement our strategy or to attract and retain skilled management, engineering and production personnel.  Our failure to manage our growth effectively or to implement our strategy in a timely manner may significantly harm our ability to achieve profitability.

If we do not properly manage foreign sales and operations, our business could suffer.  We do not expect, initially, to invest our resources in foreign operations. However, as the price of gasoline is higher in many foreign countries than in the United States, we may determine to explore opportunities in foreign markets if we believe that a substantial portion of our future revenues could be derived from foreign sales of our kits and products.  Such international activities may be subject to inherent risks, including regulatory limitations restricting or prohibiting the provision of our products and services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, fluctuations in currency exchange rates, foreign exchange controls that restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity and potentially adverse tax consequences resulting from operating in multiple jurisdictions.  As a result, if we do not properly manage foreign sales and operations, our business could suffer.

We intend to acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests.  We intend to acquire other companies (and may acquire additional technologies) in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized.  Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:
  diversion of management’s attention from other business concerns;
  failure to effectively assimilate the acquired technology, employees or other assets of the company into our  business;
  the loss of key employees from either our current business or the acquired business; and
  assumption of significant liabilities of the acquired company.
If we complete additional acquisitions, we may dilute the ownership of current shareholders.  In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part upon our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner.  We cannot ensure that we will be able to do so or that the acquired businesses will perform at anticipated levels.  If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

We have no experience manufacturing or assembling our products on a large scale basis, and if we do not develop adequate manufacturing and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives.  We have manufactured and assembled only a limited number of products for prototypes and initial sales, and we have no experience manufacturing or assembling Vehicles on a large scale.  Although we will rely on third party manufactured, off-the-shelf components for our Vehicles, in order to produce certain of our Vehicles at affordable prices in the future we may have to manufacture certain, or all, of our components, in which case we would need to incur the costs associated with developing and operating a manufacturing facility.  In such case, we may not be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such Vehicles.  Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our Vehicle commercialization schedule or to satisfy the requirements of our customers and the market.  Our failure to develop these manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives.

Risk Factors Related To Our Vehicles and Technology

W e may never complete the development of commercially viable electric drive conversion kits for commercial short haul vehicles and/or other alternative energy applications, and if we fail to do so, we will not be able to meet our business and growth objectives. We expect install third party produced/manufactured electric drive systems for installation in our Vehicles.  To date, we have no such sales (and only one such system installed and operational) and have only been engaged in the business of assembling and marketing electric Vehicles for a short period of time.

Because our business and industry are still in the developmental stage, we do not know whether, or when, third party produced/manufactured products will be suitable for our intended uses, and whether or not we will be required to complete research and development of commercially viable products in order to meet our business objectives.  If we are unable to find third party produced/manufactured products suitable for our business objectives, we will be unable to meet our business and growth objectives.  If we determine to participate in the development of commercially viable products in order to meet our business goals, and refocus our energies on development and research, and are unsuccessful, we will be unable to meet our business and growth objectives.  Even if we were to be successful, the time to meeting our objectives would be increased substantially.

We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to be a reseller of third party designed, developed and manufactured new products in each of our targeted markets.  Our future success also depends upon our ability to effectively market electric fuel Vehicles.

We must work at all times to lower the cost of our electric Force Fuels kits (and installation costs) and demonstrate their reliability, or consumers will be unlikely to purchase our products and we will therefore not generate sufficient revenues to achieve and sustain profitability.  The ultimate cost of electric technology and electric fuel-based products is not fully tested and known.  The prices of electric generation products are dependent largely upon material and manufacturing costs.  We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product or that any product we produce using lower cost materials and manufacturing processes will not suffer from lower performance, reliability and longevity.  If third party providers are unable to produce and distribute electric and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will be unlikely to buy our Vehicles.  Accordingly, we would not be able to generate sufficient revenues with positive gross margins to achieve and sustain profitability.

Any failures or delays in field tests of our products could negatively affect our customer relationships and increase our manufacturing costs.  We intend to regularly field test our Vehicles and we plan to conduct additional field tests in the future.  Any failures or delays in our field tests could harm our competitive position and impair our ability to sell our Vehicles.  Our field tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly, operator error and the failure to maintain and service the test prototypes properly.  Many of these potential problems and delays will be beyond our control.  In addition, field test programs, by their nature, may involve delays relating to product roll-out and modifications to product design, as well as third party involvement.  Any problem or perceived problem with our field tests, whether it originates from our technology, our design, or third parties, could hurt our reputation and the reputation of our Vehicles and limit our sales.  Such field test failures may negatively affect our relationships with customers, require us to extend field testing longer than anticipated before undertaking commercial sales and/or require us to develop further our technology to account for such failures prior to the field tests, thereby increasing our manufacturing costs.

The components of our products may contain defects or errors that could negatively affect our customer relationships and increase our development, service and warranty costs.  Our products are complex and must meet the stringent technical requirements of our customers.  The software, electrical circuitry and other components used in our conversion kits may contain undetected defects or errors, especially when first introduced, which could result in the failure of our products to perform, damage to our reputation, delayed or lost revenue, product returns, diverted development resources and increased development, service and warranty costs.

Our business may become subject to additional future product certification regulations, which may impair our ability to market our products.  We must obtain product certification from governmental agencies, such as the U.S. EPA and the CARB, to sell certain of our Vehicles in the United States and internationally.  A significant portion of our future sales will depend upon sales of Vehicles that are certified to meet existing and future air quality and energy standards.  We cannot assure you that our products will continue to meet these standards.  The failure to comply with these certification requirements could result in the recall of our products or in civil or criminal penalties.

The development of uniform codes and standards for electric fuel cell vehicles and related electric refueling infrastructure may not develop in a timely fashion.  Uniform codes and standards do not currently exist for the use of electric as a vehicle fuel.  Establishment of appropriate codes and standards is a critical element to allow alt-fuel system developers, fuel cell component developers and electric storage and handling companies to develop products that will be accepted in the marketplace.

All fuels, including electric, pose significant safety hazards, and electric vehicles have not yet been widely used under “real-world” driving conditions.  Ensuring that electric fuel is safe for use by the driving public requires that appropriate codes and standards be established that will address certain characteristics of electric and the safe handling of electric fuels.  The development of electric fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Electric Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Electric Association, the Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electrotechnical Commission. Given the number of organizations pursuing electric and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will result and, if so, when.  Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that any resulting codes and standards would not materially affect our revenue or the commercialization of our products.

We anticipate that regulatory bodies will establish certification procedures and impose regulations on electric enabling technologies, alt-fuel technologies and hybrid fuel technologies and products which may impair our ability to distribute, install and service our Vehicles.  Any new government regulation that affects fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our Vehicles.  As a result, these regulations may have a negative impact on our business, results of operations and financial condition.

Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.  Our product and component suppliers use hazardous materials in research and development and manufacturing processes, and as a result are subject to federal, state, local and foreign regulations governing the use, storage, handling and disposal of these materials and hazardous waste products that are generated.  It is possible that the materials used in assembling the Vehicles may also generate hazardous waste products.  Although we believe that our procedures for using, handling, storing and disposing of hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury.  In the event of an accident, including a discharge of hazardous materials into the environment, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources.  We may incur expenses related to compliance with environmental laws.  Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.  Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

We are also subject to various other federal, state, local and foreign laws and regulations.  Failure to comply with applicable laws and regulations, including new or revised safety or environmental standards, could give rise to significant liability and require us to incur substantial expenses and could materially harm our results of operations.

New technologies could render our existing Vehicles obsolete.  New developments in technology may negatively affect the development or sale of some or all of our Vehicles or make our Vehicles obsolete.  A range of other technologies could compete with fuel cell, electric or alternative fuel technologies on which our automotive OEM business is currently focused, including electric vehicles, and methanol-based fuel cell vehicles that require fuel reformation.  Our success depends upon our ability to design, develop and market newer Vehicles.  Our inability to enhance existing Vehicles in a timely manner or to develop and introduce new Vehicles that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New Vehicle development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new Vehicles.

Changes in environmental policies could hurt the market for our products.  The market for alternative fuel vehicles and equipment and the expected demand for our Vehicles will be driven, to a significant degree, by local, state and federal regulations that relate to air quality, greenhouse gases and pollutants, and that require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations may also affect our international business, if any.  These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in alternative fuel and fuel cell powered vehicles or equipment.  In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products.  Although many governments have identified as a significant priority the development of alternative energy sources, and fuel cells in particular, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenue or the development of our Vehicles.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our Vehicles in a timely manner and, as a result, our revenues would suffer.  Our success depends in large part on our ability to keep our Vehicles current and compatible with evolving technologies, codes and standards.  Unexpected changes in technology or in codes and standards could disrupt the development of our Vehicles and prevent us from meeting deadlines for the delivery of Vehicles.  If we are unable to keep pace with technological advancements and adapt our Vehicles to new codes and standards in a timely manner, our products may become uncompetitive or obsolete and our revenues would suffer.

We depend upon intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success.  Failure to protect our intellectual property rights may reduce our ability to prevent others from using our technology.  We will rely on a combination of patent, trade secret, trademark and copyright laws to protect our intellectual property, which at this stage consists primarily of trade secrets regarding the configuration of off-the-shelf components and energy management technology.  Some of our intellectual property is currently not covered by any patent or patent application.  Patent protection is subject to complex factual and legal criteria that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot be assured that:
  any of the United States, Canadian or other trade secrets and/or patents owned by us in the future or third party trade secrets and/or patents licensed to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or
  any of our future patent applications will be issued with the breadth of protection that we seek, if at all.
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited, not applied for or unenforceable in foreign countries.

We may enter into third party licenses, which by their terms may limit or preclude us, as the case may be, in the exploitation of certain intellectual property rights.  Although we expect to retain sole ownership of the intellectual property we develop, any alliance with third parties may provide for shared intellectual property rights in certain situations.  Where intellectual property is developed pursuant to our use of technology licensed from a third party, we may be required to commit to provide certain exclusive or non-exclusive licenses in favor of said party, and in some cases the intellectual property may be jointly owned.  We may also enter into agreements with other customers and partners that involve shared intellectual property rights.  Any developments made under these agreements would be available for future commercial use by all parties to the agreement.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.  Our failure to protect our existing and/or future intellectual property rights may result in the loss of exclusivity or the right to use our technologies.  If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

We have not conducted formal evaluations to confirm that our technology and Vehicles do not or will not infringe upon the intellectual property rights of third parties.  As a result, we cannot be certain that our technology and products do not or will not infringe upon the intellectual property rights of third parties.  If infringement were to occur, our development, manufacturing, sales and distribution of such technology or products may be disrupted.

Some of our proprietary intellectual property is not protected by any patent or patent application, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.  We intend to seek to protect proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been and may not be put in place in every instance.  We cannot guarantee that these agreements will adequately protect our trade secrets and other intellectual property or proprietary rights.  In addition, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.  Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We may seek to protect our proprietary intellectual property through contracts including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees.  We cannot be sure that the parties that enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.  If necessary or desirable, we may seek licenses under the patents or other intellectual property rights of others.  However, we cannot be sure that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us.  Our failure to obtain a license from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes which exploit such intellectual property.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.  Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products.  This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others.  While we are not currently engaged in any intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others.  For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof).  In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering Vehicles.  However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims.  Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged Vehicle or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.  In the event of an adverse outcome in any such litigation, we may, among other things, be required to:
  pay substantial damages;
  cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;
  expend significant resources to develop or acquire non-infringing intellectual property;
  discontinue processes incorporating infringing technology; or
  obtain licenses to the infringing intellectual property.
We cannot assure you that we would be successful in any such development or acquisition or that any such licenses would be available upon reasonable terms, if at all.  Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

Our involvement in intellectual property litigation could negatively affect our business.  Our future success and competitive position depend in part upon our ability to obtain or maintain the proprietary intellectual property used in our principal products.  In order to establish and maintain such a competitive position we may need to prosecute claims against others who we believe are infringing our rights and defend claims brought by others who believe that we are infringing their rights.  Our involvement in intellectual property litigation could result in significant expense to us, redirect our energies and resources, adversely affect the sale of any Vehicles involved or the use or licensing of related intellectual property and divert the efforts of our technical and management personnel from their principal responsibilities, regardless of whether such litigation is resolved in our favor. If we are found to be infringing on the intellectual property rights of others, we may, among other things, be required to:
  pay substantial damages;
  cease the development, manufacture, use, sale or importation of Vehicles that infringe upon such intellectual property rights;
  discontinue processes incorporating the infringing technology;
  expend significant resources to develop or acquire non-infringing intellectual property; or
  obtain licenses to the relevant intellectual property.
We cannot offer any assurance that we will prevail in any such intellectual property litigation or, if we were not to prevail in such litigation, that licenses to the intellectual property that we are found to be infringing upon would be available on commercially reasonable terms, if at all.  The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities.  Our financial results could be materially impacted by accidents involving either our Vehicles or those of other manufacturers, either because we face claims for damages or because of the potential negative impact on demand for electric fuel products.  Some of our Vehicles will use commercially produced/sold electric, which is typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming.  While our Vehicles do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source.  In addition, certain of our OEM [original equipment manufacturer] partners and customers may experience significant product liability claims. As a supplier/buyer of products, components and systems to/from these OEMs, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death.

We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents.  Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages.  Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s unregistered issuances of securities are incorporated by reference from Part II Item 5 of the Registrant's annual report on Form 10-K for the year ended July 31, 2008, as permitted by Commission Rule 12b-23.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Please see Exhibit Index located behind the signature page, which is incorporated herein by this reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: January 2, 2009	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.6(1)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(1)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* This exhibit references a Management Compensation Plan or Arrangement

(1)    Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008.