Form 10-K/A
period 2008-07-31
FORCE FUELS INC.
filed 2009-06-05
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
Yes ☐    No ☒

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
Yes ☐    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format
Yes ☐    No ☒

This Form 10-K/A amends our Form 10-K filed on December 24, 2008.
  Item 5 of Part II has been amended to correct the number of shares outstanding as of April 30, 2008.
  Notes 2, 4, 5 and 7 of Item 8 of Part II have been amended to correct the number of shares outstanding as of April 30, 2008 and to provide additional disclosure.
  Item 9AT of Part II has been amended to comply with the requirements of the temporary section 308T of Regulation S-K.
  Item 15 of Part IV has been amended to include a revised Exhibit 31 Certification of our Chief Executive Officer and Chief Financial Officer to incorporate the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulations S-K..
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

On April 30, 2008, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,250,000 to 125,000 shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.

On April 30, 2008, immediately after the Reverse Split, the Company amended its articles of incorporation to increase its authorized Common Stock to 100,000,000 shares.

On May 12, 2008, the Company entered into a consulting agreement with Lawrence Weisdorn granting him 2,500,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On May 12, 2008, the Company entered into a consulting agreement with Donald Hejmanowski granting him 1,200,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On June 18, 2008, the Company issued a total of 2,797,763 shares of the Company’s Common Stock to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

On June 23, 2008, 1,500,000 shares of the Company’s Common Stock were issued to ICE pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008.  Five hundred thousand of the 1,500,000 shares previously issued to ICE were cancelled effective July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.

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

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9AT – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008.  Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officer has further indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Evaluation of Internal Controls over Financial Reporting

The Certifying Officer is also responsible for establishing and maintaining adequate internal control over our financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

The Certifying Officer assessed the effectiveness of our internal control over financial reporting as of July 31, 2008.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, he concluded that our internal control over financial reporting as of July 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of July 31, 2008 the Certifying Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending July 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company.  Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system.  Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — The Certifying Officer has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes.  Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to review by other members of management as well as the Company’s outside accountant.  In addition, we plan to enhance and test our month-end and year-end financial close process.  Additionally, our board of directors will increase its review of our disclosure controls and procedures.  We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.  We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions.  However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  The Certifying Officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

PART IV

Item 15 - EXHIBITS

Please see the Exhibit Index located behind the signature page

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
December 23, 2008
(Except for Note 2, 4 and 5, which were April 5, 2009)

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$191	$1,722
Prepaid expenses	-	13,339
Due from shareholder	-	7,000

Total Current Assets	191	22,061

PURCHASED INTELLECTUAL PROPERTY RIGHT:	430,000	-

Total Assets	$430,191	$22,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$68,791	$16,238
Due to shareholder	-	-
Accounts payable	400,000	-

Total Current Liabilities	468,791	16,238

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 1,000,000 shares authorized; none issued or outstanding	_	_

Common stock at $0.001 par value: 100,000,000 shares authorized, 7,622,763 and 1,225,000 shares issued and outstanding, respectively	7,623	1,225
Additional paid-in capital	323,810	415,275
Treasury stock at cost: none and 1,100,000 shares, respectively	-	(310,000)
Accumulated deficit	(370,033)	(100,677)

Total Stockholders' Equity (Deficit)	(38,600)	5,823

Total Liabilities and Stockholders' Equity (Deficit)	$430,191	$22,061

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

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 12, 2002 (Inception) through July 31, 2008

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance, August 1, 2005	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825			426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock	(1,100,000)	(1,100)	(308,900)	310,000		-

Issuance of shares for services	2,500,000	2,500	72,500			75,000
Issuance of shares for services	1,200,000	1,200	34,800			36,000
Issuance of shares for services	850,000	850	24,650			25,500
Issuance of shares for services	850,000	850	24,650			25,500
Issuance of shares for services	1,097,763	1,098	31,835			32,933

Issuance of shares in connection with assets assignment agreement
	1,000,000	1,000	29,000			30,000

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	$7,623	$323,810	$-	$(370,033)	$(38,600)

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

Purchased intellectual property right

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for purchased intellectual property right.  Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Purchased formulae is carried at cost and amortized on a straight-line basis over the estimated useful life of ten (10) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived asset, which includes purchased intellectual property right, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of July 31, 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share–based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No.  123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

NOTE 4 – PURCHASED INTELLECTUAL PROPERTY RIGHT

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, $300,000 payable on or before June 15, 2009.  The Purchased Intellectual Property Right is collateralized by a first priority perfected lien in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset, the intellectual property right, instead of a business.

Pursuant to EITF 98-3, a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.  The prototype and related intellectual property right which the Company acquired was a specific application of electric vehicle to Class 8 Trucks, a work in progress, and did not contain any of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from ICE Conversions, Inc., the transferor. The intellectual property right acquired is valued at $430,000 representing (i) an aggregate cash payment of $400,000 from the Company to ICE and (ii) the issuance of 1,000,000 shares of Common Stock to ICE valued at $0.03 per share or $30,000.

Purchased intellectual property right at cost at July 31, 2008 and 2007, consisted of the following:

	July 31, 2008	July 31, 2007
Purchased intellectual property right	$430,000	$-
Accumulated amortization	(-)	(-)

	$430,000	$-

Amortization expense

Amortization expense for the fiscal year ended July 31, 2008 was $0.  Amortization expense for the next five fiscal years is $43,000 per fiscal year.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

In March 2006, the original incorporators of the Company contributed $1,000 in exchange for 1,500,000 shares of common stock.

In March 2006, Great American issued 250,000 shares of common stock in exchange for $500,000. 37,500 shares were mutually rescinded in September 2006, and the Company refunded $75,000.

On June 7, 2006, the Company repurchased 500,000 shares of its common stock for $75,000, which were held in treasury and retired during the current year.

On April 30, 2008, the Company effectuated a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,250,000 to 125,000 shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.

On May 12, 2008, the Company entered into a consulting agreement with Lawrence Weisdorn granting him 2,500,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On May 12, 2008, the Company entered into a consulting agreement with Donald Hejmanowski granting him 1,200,000 shares of the Company’s Common Stock in exchange for professional consulting services.

On June 18, 2008, the Company issued a total of 2,797,763 shares of the Company’s Common Stock to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

On June 23, 2008, 1,500,000 shares of the Company’s Common Stock were issued to ICE Conversions, Inc. pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008.  500,000 of the 1,500,000 shares previously issued to ICE were cancelled effective July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.

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

 (iii) Free office space from the Chief Executive Officer and a stockholder

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

FORCE FUELS, INC.

Date: June 1, 2009	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer ,and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6(6)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
 _____________________
* This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.