Form 10-Q/A
period 2008-10-31
FORCE FUELS INC.
filed 2009-06-05
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,622,763 shares of Common Stock, as of December 29, 2008.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

This Form 10-Q/A amends our Form 10-Q filed on January 5, 2009.
  Item 1 of Part I has been amended to reflect the amortization of the purchased intellectual property right for the quarter.  Notes 2, 3, 4, and 5 have been amended to provide additional disclosure and to correct the number of shares outstanding as of April 30, 2008.
  Item 4 of Part I has been amended to comply with the requirements of the temporary section 308T of Regulation S-K.
  Item 2 of Part II was amended to properly reflect the number of shares outstanding as of April 30, 2008 and corresponds to the amendment in Note 4 of Item 1.
  Item 6 of Part II has been amended to include a revised Exhibit 31 Certification of our Chief Executive Officer and Chief Financial Officer to incorporate the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulations S-K.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
October 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at October 31, 2008 (Unaudited) (Restated) and July 31, 2008	F-2

Consolidated Statements of Operations for the Three Month Period Ended October 31, 2008 (Restated) and 2007, and for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited) (Restated)
F-3

Consolidated Statements of Cash Flows for the Three Month Period Ended October 31, 2008 (Restated) and 2007, and for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited) (Restated)
F-4

Consolidated Statement of Stockholders’ Deficit for the period from July 15, 2002 (inception) through October 31, 2008 (Unaudited) (Restated)	F-5

Notes to the Consolidated Financial Statements (Unaudited) (Restated)	F-6 to F-14

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	(Unaudited)
	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$191	$191

Total Current Assets	191	191

PURCHASED INTELLECTUAL PROPERTY RIGHT, net	419,250	430,000

Total Assets	$419,441	$430,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$167,791	$68,791
Accounts payable	400,000	400,000

Total Current Liabilities	567,791	468,791

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,622,763 shares issued and outstanding	7,623	7,623
Additional paid-in capital	323,810	323,810
Deficit accumulated during the development stage	(479,783)	(370,033)

Total Stockholders’ Deficit	(148,350)	(38,600)

Total Liabilities and Stockholders’ Deficit	$419,441	$430,191

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

			For the Period from
			July 15, 2002
	For the Three	For the Three	(Inception)
	Months Ended	Months Ended	through
	October 31, 2008	October 31, 2007	October 31, 2008
	(Restated)		(Restated)

OPERATING EXPENSES:

Management fee	$-	$-	$35,000
Stock based compensation	-	-	194,933
Amortization expense	10,750	-	10,750
General and administrative expenses	99,000	3,023	239,100

Total operating expenses	109,750	3,023	479,783

LOSS BEFORE TAXES	(109,750)	(3,023)	(479,783)

INCOME TAXES	-	-	-

NET LOSS	$(109,750)	$(3,023)	$(479,783)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED:	$(0.01)	$(0.02)	$(0.44)

Weighted Average Common Shares Outstanding – basic and diluted	7,622,763	125,000	1,100,701

 See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

			For the Period
			from
			July 15, 2002
			(Inception)
			through
	For the Three Months Ended		October 31,
	October 31, 2008	October 31, 2007	2008
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(109,750)	$(3,023)	$(479,783)

Adjustments to reconcile net loss to net cash
used in operating activities

Amortization	10,750		10,750
Issuance of common stock for consulting services	-	-	194,933
Changes in operating assets and liabilities:
Accrued expenses	99,000	(1,000)	158,291

NET CASH USED IN OPERATING ACTIVITIES	-	(4,023)	(115,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	-	(3,500)	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(3,500)	116,000

NET CHANGE IN CASH	-	(523)	191

Cash at beginning of period	191	1,722	-

Cash at end of period	$191	$1,199	$191

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares and debt for purchase of intellectual property rights	$-	$-	$430,000

 See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(FORMERLY DSE FISHMAN, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period from July 15, 2002 (inception) through October 31, 2008
(Restated)

					Deficit Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	stage	Equity

Balance, August 1, 2005	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825			426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	$1,225	$415,275	$(310,000)	$(30,873)	$75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	$1,225	$415,275	$(310,000)	$(100,677)	$5,823

Issuance of shares in connection with assets assignment agreement	1,000,000	1,000	29,000			30,000

Shares issued to new shareholders	6,497,763	6,498	188,435			194,933

Retirement of treasury stock	(1.100,000)	(1,100)	(308,900)	310,000		-

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	$7,623	$323,810	$-	$(370,033)	$(38,600)

Net loss					(109,750)	(109,750)

Balance, October 31, 2008	7,622,763	$7,623	$323,810	$-	$(479,783)	$(148,350)

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
The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Five hundred thousand (500,000) of the 1,500,000 shares previously issued to ICE were to be cancelled on July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of October 31, 2008.

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

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended October 31, 2008 as included in its Form 10-Q filed on January 5, 2009, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the review of its financial statements, its Board of Directors, in consultation with management and Li & Company, PC, concluded on June 27, 2008 that its previously issued financial statements for the interim period ended October 31, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

(i) To amortize Purchased intellectual property right
Amortization expense	$10,750
Accumulated amortization	(10,750)

The following tables present the impact of the above mentioned adjustments to the financial statement information

Balance sheets information:

The restated balance sheets are set out as follows:

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2008
	(Unaudited)
	(As Previously Reported)	(Adjustments)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$191	$-	$191

Total Current Assets	191	-	191

PURCHASED INTELLECTUAL PROPERTY RIGHT, net	430,000	(10,750)	419,250

Total Assets	$430,191	$(10,750)	$419,441

LIABILITIES AND STOCKHOLDERS' DEFCIIT
CURRENT LIABILITIES:
Accounts payable	$400,000	$-	$400,000
Accrued expenses	167,791	-	167,791

Total Current Liabilities	567,791	-	567,791

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Non issued or outstanding

Common stock, $0.001 par value, 100,000,000 shares authorized;
7,622,763 shares issued and outstanding	7,623	-	7,623
Additional paid-in capital	323,810	-	323,810

Deficit accumulated during the development stage	(469,033)	(10,750)	(479,783)

Total Stockholders' Deficit	(137,600)	(10,750)	(148,350)

Total Liabilities and Stockholders' Deficit	$430,191	$(10,750)	$419,441

Statements of operations information:

The restated statements of operations are set out as follows:

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended
	October 31, 2008
	(Unaudited)
	(As Previously Reported)	(Adjustments)	(Restated)

OPERATING EXPENSES:
Management fee	$-	$-	$-
Stock based compensation	-	-	-
Amortization expense	-	10,750	10,750
General and administrative expenses	99,000	-	99,000

Total operating expenses	99,000	10,750	109,750

LOSS BEFORE INCOME TAXES	(99,000,)	(10,750)	(109,750)

INCOME TAXES	-	-	-

NET LOSS	$(99,000)	$(10,750)	$(109,750)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	7,622,763	7,622,763	7,622,763

Statements of cash flows information:

The restated statements of cash flows are set out as follows:

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months
Ended
October 31, 2008
(Unaudited)
	(As Previously Stated)	(Adjustments)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,000)	$(10,750)	$(109,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Amortization	-	10,750	10,750

Changes in operating assets and liabilities:

Accrued expenses	99,000	-	99,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to stockholder	-	-	-
Proceeds from sale of common stock	-	-	-
Payment on common stock to be issued	-	-	-
Purchase of treasury stock	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

NET CHANGE IN CASH	-	-	-

Cash at beginning of period	191	-	191

Cash at end of period	$191	$-	$191

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares and debt for the purchase of Intellectual property right	$-	$-	$-

NOTE 4 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date.  The Company intends to pursue the development and manufacture of electric drive systems for installation in short-haul commercial trucks.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $479,783 at October 31, 2008 and had a net loss of $109,750, for the interim period ended October 31, 2008, with no revenues since inception.

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

NOTE 5 – PURCHASED INTELLECTUAL PROPERTY RIGHT

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, $300,000 payable on or before June 15, 2009.   The Purchased Intellectual Property Right is collateralized by a first priority perfected lien in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset, the intellectual property right, instead of a business.  Pursuant to EITF 98-3, a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.  The prototype and related intellectual property right which the Company acquired was a specific application of electric vehicle to Class 8 Trucks, a work in progress, and did not contain any of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from ICE Conversions, Inc., the transferor. The intellectual property right acquired valued at $430,000 representing (i) an aggregate cash payment of $400,000 from the Company to ICE and (ii) the issuance of 1,000,000 shares of Common Stock to ICE valued at $0.03 per share or $30,000.

Purchased intellectual property right at cost at October 31, 2008 and July 31, 2008, consisted of the following:

	October 31, 2008	July 31, 2008
Purchased intellectual property right	$430,000	$430,000
Accumulated amortization	(10,750)	(-)
	$419,250	$430,000

Amortization expense

Amortization expense for the interim period ended October 31, 2008 was $10,750.  Amortization expense for the next five fiscal years is $43,000 per fiscal year.

NOTE 6 - EQUITY TRANSACTIONS

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

On June 18, 2008, the Company issued a total of 2,797,763 of the Company’s Common Stock to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Item 4.	Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008.  Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Please see the Exhibit Index located behind the signature page, which is incorporated herein by this reference.

1

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: June 4, 2009	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer and Chief Financial Officer

2

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
_____________________________
* This exhibit references a Management Compensation Plan or Arrangement.

(1)           Filed with the Securities and Exchange Commission in the Exhibits to Form 10 K/A filed on December 30, 2008.

3