Form 10-Q
period 2009-01-31
FORCE FUELS INC.
filed 2009-06-10
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,622,763 shares of Common Stock, as of June 9, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
January 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at January 31, 2009 (Unaudited) and July 31, 2008	F-2

Consolidated Statements of Operations for the Three Month Period Ended January 31, 2009 and 2008, and for the period from July 15, 2002 (inception) through January 31, 2009 (Unaudited)	F-3

Consolidated Statements of Operations for the Six Month Period Ended January 31, 2009 and 2008, and for the period from July 15, 2002 (inception) through January 31, 2009 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Month Period Ended January 31, 2009 and 2008, and for the period from July 15, 2002 (inception) through January 31, 2009 (Unaudited)	F-5

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through January 31, 2009 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7 to F-13

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$191

Total Current Assets	-	191

TEST EQUIPMENT
Testing equipment at cost	24,250	-
Accumulated depreciation	(867)	-
Test equipment, net	23,383	-

PURCHASED INTELLECTUAL PROPERTY RIGHT
Purchased intellectual property right at cost	430,000	430,000
Accumulated amortization	(21,500)	-
Purchased intellectual property right , net	408,500	430,000

Total Assets	$431,883	$430,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$65,106	$68,791
Note payable	35,960	-
Due to related parties	303,689	-

Total Current Liabilities	404,755	68,791

INTELLECTUAL PROPERTY RIGHT PAYABLE	400,000	400,000

Total Liabilities	804,755	468,791

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,622,763 shares issued and outstanding	7,623	7,623
Additional paid-in capital	323,810	323,810
Accumulated deficit	(704,305)	(370,033)

Total Stockholders' Deficit	(372,872)	(38,600)

Total Liabilities and Stockholders' Deficit	$431,883	$430,191

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2009	January 31, 2008
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:

Research and development	$91,434	$-
Salary and wages - Officers	63,137	-
Stock based compensation	-	-
General and administrative expenses	69,931	1,049

Total operating expenses	224,502	1,049

LOSS FROM OPERATIONS	(224,502)	-

INTEREST EXPENSE	20	-

LOSS BEFORE TAXES	(224,522)	(1,049)

INCOME TAXES	-	-

NET LOSS	$(224,522)	$(1,049)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding
- basic and diluted	7,622,763	125,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months	For the Six Months	For the period from July 15, 2002 (inception)
	Ended	Ended	through
	January 31, 2009	January 31, 2008	January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:

Research and development	$91,434	$-	$91,434
Salary and wages - officers	139,137	-	139,137
Stock based compensation	-	-	194,933
General and administrative expenses	103,681	4,072	278,781

Total operating expenses	334,252	4,072	704,285

LOSS FROM OPERATIONS	(334,252)	(4,072)	(704,285)

INTEREST EXPENSE	20	-	20

LOSS BEFORE TAXES	(334,272)	(4,072)	(704,305)

INCOME TAXES	-	-	-

NET LOSS	$(334,272)	$(4,072)	$(704,305)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	$(0.04)	$(0.03)	$(0.45)

Weighted Average Common Shares Outstanding
- basic and diluted	7,622,763	125,000	1,569,983

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 15, 2002 (Inception) through January 31, 2009
(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825			426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock	(1,100,000)	(1,100)	(308,900)	310,000		-

Issuance of shares for services	2,500,000	2,500	72,500			75,000

Issuance of shares for services	1,200,000	1,200	34,800			36,000

Issuance of shares for services	850,000	850	24,650			25,500

Issuance of shares for services	850,000	850	24,650			25,500

Issuance of shares for services	1,097,763	1,098	31,835			32,933

Issuance of shares in connection with
assets assignment agreement	1,000,000	1,000	29,000			30,000

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Net loss					(334,272)	(334,272)

Balance, January 31, 2009	7,622,763	$7,623	$323,810	$-	$(704,305)	$(372,872)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended January 31, 2009	For the six months ended January 31, 2008	For the period from July 15, 2002 (inception) through January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(334,272)	$(4,072)	$(704,305)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	867	-	867
Amortization	21,500		21,500
Issuance of common stock for consulting services	-	-	194,933
Changes in operating assets and liabilities:
Accrued expenses	32,275	-	91,566
Accrued interest	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(279,630)	(4,072)	(395,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of test equipment	(24,250)	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(24,250)	-	(24,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts paid to shareholder	-	(3,500)	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Amounts received from related parties	303,689	-	303,689

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	303,689	(3,500)	419,689

NET CHANGE IN CASH	(191)	(573)	-

Cash at beginning of period	191	1,722	-

Cash at end of period	$-	$1,149	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Conversion of accounts payable as note payable	$35,979	$-	$35,979
Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
January 31, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (a development stage company) (“DSE Fishman”) was incorporated under the laws of the State of Nevada in July 2002.  On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).  The Company believes that the new name will better identify the Company with the business to be conducted in the development, manufacturing and marketing of electric drive systems for installation in short-haul commercial trucks.

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

(e) on January 30, 2009 ICE agreed to extend the timeline for the $400,000 cash payment to allow Force Fuels to make 8 separate installment payments, each in the amount of $50,000, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before April 30, 2010 and the eighth and final payment due on or before January 31, 2012.

The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  500,000 of the 1,500,000 shares previously issued to ICE were cancelled on July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended July 31, 2008 and notes thereto contained in the Company’s Annual Report on amended Form 10-K/A amendment No. 2 as filed with the SEC on June 5, 2009.

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

Test equipment

Test equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of test equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (7) years.  Upon sale or retirement of test equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Purchased intellectual property right

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for purchased intellectual property right.  Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  The purchased intellectual property right is carried at cost and amortized on a straight-line basis over the estimated useful life of ten (10) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include test equipment and a purchased intellectual property right, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of January 31, 2009.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at January 31, 2009.

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

Research and development

The Company follows Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs” (“SFAS No. 2”) and Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements” (“SFAS No. 68”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of January 31, 2009 or 2008.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  This FSP is to be applied to intangible assets acquired after January 1, 2009.  The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date.  The Company intends to pursue the development, manufacturing and marketing of electric drive systems for installation in short-haul commercial trucks.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $704,305 at January 31, 2009 and had a net loss of $334,272 for the interim period ended January 31, 2009, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position is not sufficient enough to support the Company’s operations.  Management intends to raise additional funds by way of a public or private offering.   While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that these efforts will succeed and that the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise capital and to generate sufficient revenues.  The consolidated financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PURCHASED INTELLECTUAL PROPERTY RIGHT

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, $300,000 payable on or before June 15, 2009.   The Purchased Intellectual Property Right is collateralized by a first priority perfected lien in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset, the intellectual property right, instead of a business.  Pursuant to EITF 98-3, a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.  The prototype and related intellectual property right which the Company acquired was a specific application of electric vehicle to Class 8 Trucks, a work in progress, and did not contain any of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from ICE Conversions, Inc., the transferor. The intellectual property right acquired was valued at $430,000 representing (i) an aggregate cash payment of $400,000 from the Company to ICE and (ii) the issuance of 1,000,000 shares of Common Stock to ICE valued at $0.03 per share or $30,000.  On January 30, 2009 ICE extended the timeline for the $400,000 payment in cash to eight (8) separate installment payments of $50,000, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before April 30, 2010 and the eighth and final payment due on or before January 31, 2012.

Purchased intellectual property right, at cost, at January 31, 2009 and July 31, 2008, consisted of the following:

	January 31, 2009	July 31, 2008
Purchased intellectual property right at cost	$430,000	$430,000
Accumulated amortization	(21,500)	(-)
	$430,000	$430,000

Amortization expense

Amortization expense for the interim period ended January 31, 2009 was $21,500.  Amortization expense for the next five fiscal years is $43,000 per fiscal year.

NOTE 5 – NOTE PAYABLE

Note payable at January 31, 2009 and July 31, 2008 consisted of the following:

	January 31, 2009	July 31, 2008
Note payable to The Yocca Law Firm LLP, originated on January 29, 2009, with interest at 10.00% per annum, with principal and interest due on demand.	$35,960	$-

	$35,960	$-

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of January 31, 2009 or 2008.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from a related party

Advances from a related party at January 31, 2009 and July 31, 2008 consisted of the following:

	January 31, 2009	July 31, 2008
Advances from ICE, whereby CEO is a significant stockholder	$(303,689)	$-

	$(303,689)	$-

The advances bear no interest and have no formal repayment terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company was inactive prior to the transfer of assets pursuant to the Assignment and Contribution Agreement with ICE to the Company on July 31, 2008.

Under the terms of the Assignment and Contribution Agreement, as amended, the Company has undertaken to raise capital and to make payments to ICE in an aggregate amount of $400,000.  The Company will make eight separate installment payments of $50,000 to ICE, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before April 30, 2010 and the eighth and final payment due on or before January 31, 2012.  If the Company fails to pay its obligations to ICE, the Company will be unable to continue to conduct its business.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

On December 30, 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”) to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations since it does not have any postretirement plans.

In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  This FSP is to be applied to intangible assets acquired after January 1, 2009.  The adoption of this FSP did not have an impact on the financial statements.

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

Please refer to Note 2 – Summary of significant accounting policies for our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.	Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009.  Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected
.
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

FORCE FUELS, INC.

Date: June 10, 2009	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.3.1	Amendment to the Assignment and Contribution Agreement effective January 31, 2009.

10.6(1)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(1)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* This exhibit references a Management Compensation Plan or Arrangement

(1)  Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008.