Form 10-Q
period 2009-04-30
FORCE FUELS INC.
filed 2009-06-16
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Commission file number: 000-49993

FORCE FUELS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

22525 Pacific Coast Highway, Ste. # 101
Malibu, California 90265

(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,682,763 shares of Common Stock, as of June 15, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
April 30, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at April 30, 2009 (Unaudited) and July 31, 2008	F-2

Consolidated Statements of Operations for the Three Month Period Ended April 30, 2009 and 2008 (Unaudited)	F-3

Consolidated Statements of Operations for the Nine Month Period Ended April 30, 2009 and 2008, and for the period from July 15, 2002 (inception) through April 30, 2009 (Unaudited)	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through April 30, 2009 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Nine Month Period Ended April 30, 2009 and 2008, and for the period from July 15, 2002 (inception) through April 30, 2009 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7 to F-13

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$191

Total Current Assets	-	191

TEST EQUIPMENT
Testing quipment at cost	24,250	-
Accumulated depreciation	(1,734)	-
Test equipment, net	22,516	-

PURCHASED INTELLECTUAL PROPERTY RIGHT
Purchased intellectual property right at cost	430,000	430,000
Accumulated amortization	(32,250)	-
Purchased intellectual property right , net	397,750	430,000

Total Assets	$420,266	$430,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$164,902	$68,791
Note payable	35,960	-
Current portion of Intellectual property right payable	50,000	-
Due to related parties	315,689	-

Total Current Liabilities	566,551	68,791

INTELLECTUAL PROPERTY RIGHT PAYABLE, net of current portion	350,000	400,000

Total Liabilities	916,551	468,791

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,682,763 and 7,622,763 shares issued and outstanding, respectively	7,683	7,623
Additional paid-in capital	329,750	323,810
Deficit accumulated during development stage	(833,718)	(370,033)

Total Stockholders' Deficit	(496,285)	(38,600)

Total Liabilities and Stockholders' Deficit	$420,266	$430,191

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:

Research and development	$12,000	$-
Salary and wages - Officers	79,500	-
General and administrative expenses	37,017	5,459

Total operating expenses	128,517	5,459

LOSS FROM OPERATIONS	(128,517)	-

INTEREST EXPENSE	896	-

LOSS BEFORE TAXES	(129,413)	(5,459)

INCOME TAXES	-	-

NET LOSS	$(129,413)	$(5,459)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding
- basic and diluted	7,673,325	125,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months	For the Nine Months	For the period from July 15, 2002 (inception)
	Ended	Ended	through
	April 30, 2009	April 30, 2008	April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:

Research and development	$103,434	$-	$103,434
Salary and wages - officers	218,637	-	218,637
Stock based compensation	-	-	194,933
General and administrative expenses	140,698	9,531	315,798

Total operating expenses	462,769	9,531	832,802

LOSS FROM OPERATIONS	(462,769)	(9,531)	(832,802)

INTEREST EXPENSE	916	-	916

LOSS BEFORE TAXES	(463,685)	(9,531)	(833,718)

INCOME TAXES	-	-	-

NET LOSS	$(463,685)	$(9,531)	$(833,718)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	$(0.06)	$(0.08)	$(0.42)

Weighted Average Common Shares Outstanding
- basic and diluted	7,639,245	125,000	1,966,851

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 15, 2002 (Inception) through April 30, 2009
(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock
in March 2006	175,000	175	425,825			426,000

Adjustment on reverse acquisition
in March 2006	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock
on June 6, 2006				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock
on May 12, 2008	(1,100,000)	(1,100)	(308,900)	310,000		-

Issuance of shares for services
on May 12, 2008	3,700,000	3,700	107,300			111,000

Issuance of shares for services
on June 18, 2008	2,797,763	2,798	81,135			83,933

Issuance of shares in connection with
assets assignment agreement
on July 31, 2008	1,000,000	1,000	29,000			30,000

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services
on February 14, 2009	60,000	60	5,940			6,000

Net loss					(463,685)	(463,685)

Balance, April 30, 2009	7,682,763	$7,683	$329,750	$-	$(833,718)	$(496,285)

 See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months	For the period from July 15, 2002 (inception)
	Ended	Ended	through
	April 30, 2009	April 30, 2008	April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(463,685)	$(9,531)	$(833,718)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	1,734	-	1,734
Amortization	32,250		32,250
Issuance of common stock for services	6,000	-	200,933
Changes in operating assets and liabilities:
Accrued expenses	132,071	1,000	191,362

NET CASH USED IN OPERATING ACTIVITIES	(291,630)	(8,531)	(407,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from shareholder	-	7,000	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Amounts received from related parties	315,689	-	315,689

NET CASH PROVIDED BY FINANCING ACTIVITIES	315,689	7,000	431,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of test equipment	(24,250)	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(24,250)	-	(24,250)

NET CHANGE IN CASH	(191)	(1,531)	-

Cash at beginning of period	191	1,722	-

Cash at end of period	$-	$191	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Coversion of accounts payable to note payable	$35,960	$-	$35,960
Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
April 30, 2009 and 2008
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (a development stage company) (“DSE Fishman”) was incorporated under the laws of the State of Nevada in July 2002.  Prior to May 12, 2008, DSE Fishman was inactive.  On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).  The Company believes that the new name will better identify the Company with the business to be conducted in the development, manufacturing and marketing of electric drive systems for installation in short-haul commercial trucks after acquisition of intellectual property right.

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

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.

On July 31, 2008 the Company entered into an assignment and contribution agreement (“Assignment and Contribution Agreement”) with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of electric drive systems for installation in short-haul commercial trucks.  The transactions contemplated by the Assignment and Contribution Agreement include:

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

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property right, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of April 30, 2009.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at April 30, 2009.

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

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of April 30, 2009 or 2008.

Cash flows reporting

The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $833,718 at April 30, 2009 and had a net loss of $463,685 for the interim period ended April 30, 2009, with no revenues since inception.

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

NOTE 4 – PURCHASED INTELLECTUAL PROPERTY RIGHT

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, and $300,000 payable on or before June 15, 2009.  The Purchased Intellectual Property Right is collateralized by a first priority perfected lien on all of the Company’s assets in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset, the intellectual property right, instead of a business.  Pursuant to EITF 98-3, a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.

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

Purchased intellectual property right, at cost, at April 30, 2009 and July 31, 2008, consisted of the following:

	April 30, 2009	July 31, 2008
Purchased intellectual property right at cost	$430,000	$430,000
Accumulated amortization	(32,250)	(-)
	$397,750	$430,000

Amortization expense

Amortization expense for the interim period ended April 30, 2009 was $32,250.  Amortization expense for the next five fiscal years is $43,000 per fiscal year.

NOTE 5 – NOTE PAYABLE

Note payable at March 31, 2009 and July 31, 2008 consisted of the following:

	April 30, 2009	July 31, 2008
Note payable to the SEC attorney, originated on January 29, 2009, with interest at 10.00% per annum, with principal and interest due on demand.	$35,960	$-

	$35,960	$-

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

On February 14, 2009 the Company issued 60,000 shares of its Common Stock to three (3) consultants for professional services rendered, valued at $0.10 per share, or $6,000 in aggregate.

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of April 30, 2009 or 2008.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from a related party

Advances from a related party at April 30, 2009 and July 31, 2008 consisted of the following:

	January 31, 2009	July 31, 2008
Advances from ICE, the Company’s CEO is a significant stockholder	$(315,689)	$-

	$(315,689)	$-

The advances bear no interest and have no formal repayment terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has granted ICE a first priority perfected security interest in the Company's business and all of the Company's assets in order to secure the Company’s obligation to pay that $400,000 to ICE.  Until payment in full of that amount, the Company also cannot sell, transfer or encumber any such assets without ICE’s prior written consent.  Failure to pay the obligation when due would likely result in a foreclosure upon the assets.

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

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

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
Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial repo

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

FORCE FUELS, INC.

Date: June 16, 2009	By:	/s/ Lawrence Weisdorn
Lawrence Weisdorn
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.