Form 10-K
period 2009-07-31
FORCE FUELS INC.
filed 2009-12-24
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-49993

FORCE FUELS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4630 Campus Dr., Ste. 101 Newport Beach CA 92260	90265
(Address of principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 949 783 6723

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
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein  and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10.
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

The number of shares outstanding of each of the Registrant's classes of common stock, as of  December 15, 2009 is 6,182,763, all of one class, $.001 par value per share, of which 1,344,363were held by non-affiliates of the registrant.

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

The Company entered into an Assignment and Contribution Agreement with ICE Conversions, Inc. (“ICE”) effective July 31, 2008 (the “Assignment and Contribution Agreement”) whereby ICE transferred assets to the Company in return for 1,000,000 shares of the Company’s common stock and cash payments totaling $400,000, payable in two separate installment payments of $100,000 and $300,000, due on or before March 15, 2009 and June 15, 2009, respectively.  The Assignment and Contribution Agreement supersedes and renders void and of no force or effect whatsoever the Joint Venture Agreement entered into May 12, 2008 by and between the Company and ICE.
ICE subsequently agreed to extend the timeline for the payments as follows: Force Fuels shall make eight separate payments of $50,000 each, due on or before the last day of each quarter of Force Fuels’ fiscal year, commencing with the first installment due on or before April 30, 2010.

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

Subsidiaries

Great American Coffee Company remains an inactive wholly-owned subsidiary with no current operations.

Item 1A – RISK FACTORS

The Company has no formal lease on the premises out of which it currently operates.

As of November 2009 the Company is operating out of an office located at 4630 Campus Drive, Ste. 101 Newport Beach, CA and a warehouse facility located at 22525 Pacific Coast Highway Ste 101, Malibu, California.  No formal lease exists for either facility.  The warehouse space is being provided to the Company by ICE which holds a formal lease to the warehouse premises.  The office space has been provided by PMB Securities which holds through December 31, 2009, a formal lease to the office premises..

The Company may be asked to leave and vacate either premise at any time.  The Company’s current financial position prevents it from looking for other options to house its operations.  If the Company is asked to leave the premises it would be materially detrimental to the Company’s operations.

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
  the depth and liquidity of the market,
  developments affecting the business of Force Fuels generally and the impact of those factors referred to below in particular, investor perception of Force Fuels, and
  General economic and market conditions.
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

Item 2 - DESCRIPTION OF PROPERTY

The Company administration currently operates out of a 1516 sq. foot office facility at 4630 Campus Drive, Ste 101, Newport Beach, Ca 92260 and a warehouse facility located at 22525 Pacific Coast Highway Ste 101, Malibu, California.  No formal lease exists for either location.  The warehouse space is being provided, for $1,000 per month, to the Company, by ICE, which holds a formal lease to the premises.. The office space is being provided, at a cost of $3,850 per month, for the month of December 2009, by PMB Securities, which also provided the months of October and November 2009, at no cost. The company is negotiating a formal 36 month lease with the office building management, to commence January 1, 2010, at an initial rate of $3,850 per month.

Item 3 - LEGAL PROCEEDINGS

We are not involved in any litigation.  We may from time to time become involved in litigation arising in the ordinary course of our business.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2008, in contemplation of the 1-for-10 reverse split of the Company’s Common Stock which took effect April 17, 2008, shareholders holding a majority of the outstanding shares approved by written consent an Amendment of the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock (“Common Stock”) from to 2,400,000 to 100,000,000 shares to take effect immediately after the 1-for-10 reverse split.

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

On April 30, 2008, the Company affected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”), thereby reducing the total outstanding common shares from 1,250,000 to shares and reducing the authorized Common Stock from 24,000,000 to 2,400,000.

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

 On January 29, 2009 the Company issued 60,000 shares of the Company’s Common Stock to three individuals in exchange for professional and consulting services rendered.

On October 1, 2009 the company, pursuant to an employment agreement issued 1,000,000 shares of its common stock to Oscar Luppi.

Each of the issuances described above was a privately negotiated transaction made in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

As of the close of business on July 31, 2009, there were 7,932,763 shares of our Common Stock, par value $0.001 per share, issued and outstanding, including 250,000 shares that are pending cancellation.  If those shares had been cancelled the number of outstanding shares would be 7,682,763.

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

Under the terms of the Assignment and Contribution Agreement, the Company has undertaken to raise capital and to make payments to ICE in an aggregate amount of $400,000, $100,000 of which was due on or before March 15, 2009; and $300,000 of which was due on or before June 15, 2009.  The payment obligations were to accelerate and become immediately due in the event of any nonpayment or bankruptcy.  If the Company fails to raise these funds and pay its obligations to ICE, the Company will be unable to continue to conduct its business.  On January 30, 2009 ICE and the Company entered into an extension agreement to extend the timeline for the $400,000 cash payment as follows; force Fuels shall make (8) separate installment payments, each in the amount of $50,000, due on or before the last day of each quarter of Force Fuels’ fiscal year, commencing with the first installment due on or before April 30, 2010 and the eighth and final payment due on or before January 31, 2012.

The Company has granted ICE a first priority perfected security interest in the Company's business and assets in order to secure the Company’s obligation to pay that $400,000 to ICE.  Until payment in full of that amount, the Company also cannot sell, transfer or encumber any such assets without Ices’ prior written consent.  Failure to pay the obligation when due would likely result in a foreclosure upon the assets.

Recently issued accounting pronouncements.

In May 2009, the FASB issued ASC 855 (previously SFAS 165, Subsequent Events). ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2010 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2010. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued ASC 810, (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after June 15, 2010.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements. In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

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

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2009 Li and Company resigned as the Registrants registered public accounting firm. The reports of Li and Company on the Registrant’s financial statements for the fiscal years ending July 31, 2007 and July 31, 2008 did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to the Company’s ability to continue as a going concern.  During the two fiscal years, referred to above, there were no disagreements between the registrant and Li and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Li and Company would have caused Li and Company to make reference to the matter in its reports on the Registrant’s consolidated financial statements for such years.
On November 17, 2009 the Company engaged Kabani and Company, Inc. as its registered public accounting firm.

Item 9AT – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009.  Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.

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

The Certifying Officer assessed the effectiveness of our internal control over financial reporting as of July 31, 2009.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, he concluded that our internal control over financial reporting as of July 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of July 31, 2009 the Certifying Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

On October 1, 2009 the Board of Directors accepted Mr. Lawrence Weisdorn voluntary resignation from his positions of Director, President, Chief Executive officer and Chief Financial Officer of the Registrant.  There were no disagreements or misunderstandings relating to the Registrant’s operation, policies or practices between the Board and Mr. Weisdorn leading to his resignation.  Mr. Weisdorn  cancelled, effective May 1, 2009  the October 21, 2009 employment agreement entered into between himself and the Registrant  and agreed to cancel all wages accrued but unpaid as of April 30, 2009.

The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

Name	Age	Position and Offices with the Company
Oscar Luppi (1)	46	Chairman of the Board, President, Chief Executive Officer, and Director

Donald Hejmanowski (2)	50	Secretary, and Director

Thomas C. Hemingway (3)	52	Interim Treasurer, Director
________________________________
(1)	Pursuant to an employment agreement dated October 1, 2009,Oscar Luppi was appointed Chairman of the Board, President and Chief Executive Officer, and was elected as a director concurrently therewith.

(2)
Pursuant to an employment agreement dated October 21, 2008,Donald Hejmanowski was appointed Secretary and Vice President of Business Development.  Mr. Hejmanowski was elected as a director concurrently therewith.  On October 1, 2009 Mr. Hejmanowski cancelled the employment agreement effective May 1, 2009 and agreed to cancel all unpaid wages accrued but unpaid as of April 30, 2009.

(3)
Thomas C. Hemingway resigned from his positions as President, Chief Executive Officer and Chief Financial Officer effective October 21, 2008.  On October 1, 2009 Mr. Hemingway, resigned his position of Chairman of the board, and without compensation, was appointed interim Treasurer.

Biographies

Oscar Luppi (46) – Mr. Luppi has served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant from October 1, 2009 to the present.  From May 1990 to the present, Mr. Luppi has served as President of International Patent, Manufacturing and Services, Inc., a private investment company.  From March 2001 through October 2007, Mr. Luppi also served as President of Phonica SpA., an Italian telecom company.

Donald Hejmanowski (50) – Mr. Hejmanowski has served as the Secretary, Vice President of Business Development and Director of the Registrant from October 21, 2008 to the present.  Mr. Hejmanowski serves as the Vice President of Finance and Director of Ice Conversions, Inc., a California corporation from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing electric drive systems for installation in short-haul commercial trucks.  Mr. Hejmanowski has served as the Secretary, Treasurer and Director of H Y D, Inc., a Nevada corporation from 2002 to the present. H Y D, Inc. is in the business of providing consulting services.  Mr. Hejmanowski has also served as a Director of US Farms, Inc., a Nevada corporation from 2006 to present. US Farms, Inc. is a diversified commercial farming and nursery company.  Previously, from 2006 to 2007, Mr. Hejmanowski served as a Director of Cyclone Energy, Inc. Cyclone Energy, Inc. develops, distributes, and markets alternative and hydrogen fuels and offers closed-loop pollution-free transportation solutions.  Mr. Hejmanowski also served as a Director of LitFunding Corp. from 2005 to 2006.  LitFunding Corp. provides funding for litigation primarily for plaintiffs’ attorneys.  From 2002 to 2005, Mr. Hejmanowski served as a consultant to American Water Star, Inc. a water bottling and distribution company.

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

Item 11 - EXECUTIVE COMPENSATION

On October 21, 2008, the Company experienced a change in management as reported to the Securities Exchange Commission on the Company’s Form 8-K filed October 23, 2008.  Such filing is heretofore incorporated by reference.  On October 1, 2009 the Company had a further management change, reported to the Securities Exchange Commission on the Company’s Form 8-K filed October 2, 2009.  Such filing is heretofore incorporated by reference.

Listed in the table below are the Company’s recently appointed officers as well as the Company’s prior management.  There have been no stock options granted to employees or management during the years covered in the table below, and no employee stock options are currently outstanding.

SUMMARY COMPENSATION TABLE

Name and Principal Position	FiscalYear	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Lawrence Weisdorn (1),	2008	$39,500 (2)	$75,000 (3)	--	$114,500
Ex-President, CEO, CFO,	2009	$180,000 (2)			$180,000
and director

Donald Hejmanowski (4),	2008	--	$36,000 (5)	--	$36,000
Secretary and director	2009	$38,637 (6)			$41,137

Thomas C. Hemingway) (7)	2008	--	$25,500 (8)	--	$25,500
Ex-President, CEO, CFO,	2009	-			-
and Chairman

Oscar Luppi (9)
Chairman, President and Chief
Executive Officer	2008	-	-	-	-

__________________________________
(1)
Pursuant to an employment agreement effective October 21, 2008, Lawrence Weisdorn was appointed President, Chief Executive Officer and Chief Financial Officer of the Company. On October 1, 2009, Mr. Weisdorn resigned from all of those positions.

(2)
Accrued salary pursuant a consulting agreement entered into on May 12, 2008, and replaced by an employment agreement dated October 21, 2008.  $145,000 was paid against these accrued items and the remaining balance of $74,500, by agreement was forgiven and written off.

(3)
Grant of 2,500,000 shares valued at $0.03 per share pursuant to a consulting entered in to May 12, 2008.  These shares were subsequently returned to the transfer agent on August 31, 2009, for cancellation.

(4)(6)
Pursuant to an employment agreement effective October 21, 2008, Donald Hejmanowski was appointed Secretary and Vice President of Business Development of the Company and was entitled to remuneration of  $6,500 per month.  That fee was accrued through April 30, 2009.  The employment agreement was cancelled effective May 1, 2009 and the accrued amount of $38,637 was written off.

(5)	Grant of 1,200,000 shares valued at $0.03 per share pursuant to a consulting agreement entered into May 12, 2008.

(7)
Thomas C. Hemingway served as the Company’s President, Chief Executive Officer and Chief Financial Officer from May 9, 2006 to October 21, 2008 and served as the Company’s Chairman through September 30, 2009.

(8)	Grant of 850,000 shares valued at $0.03 per share for services rendered to the company.

(9)
On October 1,2009 Mr. Luppi entered into an employment agreement with the company where-by he was appointed Chairman, President and Chief Executive Officer receiving an annual base salary of $250,000 and a signing bonus of  1,000,000 shares of the company’s common stock and 1,000,000 options to purchase the Registrant’s Common Stock at a 20% discount to market.

DIRECTOR COMPENSATION

Our current directors received no compensation for their services as director during fiscal years 2008 and 2009.  There were no stock options granted to directors during fiscal years 2008 and 2009, other than those referred to, in Item 11(9),   above and no other director stock options are currently outstanding.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned as of  July 31, 2009 by all persons known to the Company who own more than 5% of the outstanding number of such shares, by all directors of the Company, and by all officers and directors of the Company as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class

Thomas C. Hemingway 4630 Campus Dr. Ste. 101 Newport Beach CA 92660	900,000	(2)	11.71%

Lawrence Weisdorn 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	2,500,000	(2)	32.54%

Donald Hejmanowski 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,200,000	(2)	15.62%

All Directors and Officers as a group (3 persons)	4,600,000	(2)	59.87%

ICE Conversions, Inc. (3) 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	1,000,000	(4)	13.02%

Gary Cohee PMB Securities 4630 Campus Dr. Suite 101 Newport Beach, CA 92660	900,000		11.71%
___________________________________________
(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 31, 2009.

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

(3)	Lawrence Weisdorn resigned from all executive and Board positions effective October 1, 2009. Both he and Donald Hejmanowski both currently serve as officers and directors of ICE Conversions, Inc.

(4)	These are the number of shares outstanding after the 1,500,000 shares are cancelled and replaced by the issuance of 1,000,000 shares pursuant to the terms of the Assignment and Contribution Agreement.

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

Lawrence Weisdorn was granted 2,500,000 shares of Common Stock and had accrued, as of July 31, 2009, $219,500 in compensation pursuant to a consulting agreement dated May 12, 2008 which was subsequently replaced by an employment agreement dated October 21, 2009 and was appointed President, Chief Executive Officer and Chief Financial Officer of the Company,  and elected as a director of the Company concurrently therewith.  Mr. Weisdorn subsequently resigned from all executive and board positions, terminated the employment agreement as of May 1, 2009 and forgave any accrued but unpaid salary as of April 30, 2009.

Donald Hejmanowski was granted 1,200,000 shares of Common Stock pursuant to a consulting agreement dated May 12, 2008.  This consulting agreement was replaced by an employment agreement dated October 21, 2008, whereby Mr. Hejmanowski was appointed Secretary and Vice President of Business Development.  Mr. Hejmanowski was elected as a director of the Company concurrently therewith.  Mr. Hejmanowski terminated the employment agreement as of May 1, 2009 and forgave any accrued but unpaid salary as of April 30, 2009.

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

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended July 31, 2008 and 2009.

PART IV

Item 15 - EXHIBITS

Please see the Exhibit Index located behind the signature page

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

July 31, 2008 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at July 31, 2008 and 2009	F-3

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2008 and 2009 and for the Period from July 12, 2002 (Inception) through July 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended July 31, 2008 and 2009 and for the Period from July 12, 2002 (Inception) through July 31, 2009	F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2008 and 2009 and for the Period from July 12, 2002 (Inception) through July 31, 2009	F-7

Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Force Fuels, Inc.

We have audited the accompanying consolidated balance sheets of Force Fuels, Inc. (A Development Stage Company) as of July 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended July 31, 2009, and the inception to date statements of operations and cash flows for the period commencing on August 1, 2008 and ending July 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements of Force Fuels, Inc. as of July 31, 2008 and for the year and inception to date periods ended July 31, 2008, were audited by another auditor whose report dated December 23, 2008 (Except Notes 2, 4 and 5 which were dated April 5, 2009) expresses an unqualified opinion on those statements, and included a going concern emphasis paragraph.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuels, Inc. as of July 31, 2009, and the results of its consolidated statements of operations, stockholders' equity (deficit), and its cash flows for the year then ended, and as it relates to the inception to date statements of operations and cash flows for the period commencing on August 1, 2008 and ending July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had incurred cumulative losses of $769,756 and net losses of $399,723 for the year ended July 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
December 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Force Fuels, Inc.
(Formerly DSE Fishman, Inc.)
(A development stage company)
Anaheim, California

We have audited the accompanying consolidated balance sheet of Force Fuels, Inc. (formerly DSE Fishman, Inc.) (a development stage company) (the “Company”) as of July 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008, and the results of its consolidated statements of operations, stockholders’ equity (deficit), and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
December 23, 2008

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2009	July 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$-	$191

Total Current Assets	-	191

FIXED ASSETS	21,649	-
PURCHASED INTELLECTUAL PROPERTY RIGHT	387,000	430,000

Total Assets	$408,649	$430,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$45,375	$68,791
Notes payable	62,408	-
Current portion of Intellectual property right payable	100,000	-
Due to related parties	333,189	-

Total Current Liabilities	540,972	68,791

INTELLECTUAL PROPERTY RIGHT PAYABLE, net of current portion	300,000	400,000

Total Liabilities	840,972	468,791

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,682,763 and 7,622,763 shares issued and outstanding, respectively	7,683	7,623
Additional paid-in capital	329,750	323,810
Deficit accumulated during development stage	(769,756)	(370,033)

Total Stockholders' Deficit	(432,323)	(38,600)

Total Liabilities and Stockholders' Deficit	$408,649	$430,191

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year	For the fiscal year	For the period from July 15, 2002 (inception)
	ended	ended	through
	July 31,2009	July 31, 2008	July 31, 2009

OPERATING EXPENSES:

Research and development	$115,434	$-	$115,434
Salary and wages - officers	105,500	-	105,500
Stock based compensation	-	194,933	194,933
General and administrative expenses	176,767	74,423	351,867

Total operating expenses	397,701	269,356	767,734

LOSS FROM OPERATIONS	(397,701)	(269,356)	(767,734)

INTEREST EXPENSE	2,022	-	2,022

LOSS BEFORE TAXES	(399,723)	(269,356)	(769,756)

INCOME TAXES	-	-	-

NET LOSS	$(399,723)	$(269,356)	$(769,756)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	(0.05)	(0.20)

Weighted Average Common Shares Outstanding
- basic and diluted	7,650,213	1,369,716

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 12, 2002 (Inception) through July 31, 2009
(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 12, 2002	-	$-	$-	$-	$-	$-

Sale of common stock	175,000	175	425,825	-	-	426,000

Adjustment on reverse acquisition	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)

Purchase of treasury stock	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock	(1,100,000)	(1,100)	(308,900)	310,000	-	-

Issuance of shares for services	3,700,000	3,700	107,300	-	-	111,000

Issuance of shares for services	2,797,763	2,798	81,135	-	-	83,933

Issuance of shares in connection with
assets assignment agreement	1,000,000	1,000	29,000	-	-	30,000

Net loss	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services	60,000	60	5,940	-	-	6,000

Net loss	-	-	-	-	(399,723)	(399,723)

Balance, April 30, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year	For the fiscal year	For the period from July 15, 2002 (inception)
	ended	ended	through
	July 31, 2009	July 31, 2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(399,723)	$(269,356)	$(769,756)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	2,601	-	2,601
Amortization	43,000	-	43,000
Issuance of common stock for services	6,000	194,933	200,933
Changes in operating assets and liabilities:
Prepaid expenses	-	13,339	-
Accrued expenses	(23,416)	52,553	35,875

NET CASH USED IN OPERATING ACTIVITIES	(371,538)	(8,531)	(487,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from shareholder	-	7,000	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds of notes payable	62,408	-	62,408
Amounts received from related parties	333,189	-	333,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	395,597	7,000	511,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of test equipment	(24,250)	-	(24,250)

NET CHANGE IN CASH	(191)	(1,531)	-

Cash at beginning of period	191	1,722	-

Cash at end of period	$-	$191	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$430,000	$430,000

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A development stage company)
July 31, 2009 and 2008
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

Great American was incorporated in California on April 4, 2005, has not conducted any operations to date and is inactive.

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
  (c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement;  on July 28, 2009 Lawrence Weisdorn and the company executed an agreement to memorialize their oral agreement as of July 31,2008 that the shares were cancelled at and as of July 31, 2008 immediately before Lawrence Weisdorn and Force Fuels entered into the Contribution and Assignment Agreement with ICE Conversions, which was a material inducement for Force Fuels to enter into that agreement, and further to rectify any defects in documenting conclusively the cancellation of those shares.
  (d) cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.  On January 30, 2009 the company and ICE agreed to an extension which requires 8 installment payments, each in the amount of $50,000, due on or before the last day of each quarter of the company’s fiscal year, commencing with the first installment due on or before April 30, 2010.
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

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“ASC 915”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’ development stage activities.
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

Fixed assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Purchased intellectual property right

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“ASC 350”) for purchased intellectual property right.  Under the requirements as set out in ASC 350, the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Purchased formulae is carried at cost and amortized on a straight-line basis over the estimated useful life of ten (10) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.
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

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”) for its long-lived assets.  The Company’s long-lived asset, which includes purchased intellectual property right, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of July 31, 2009 and 2008.
Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“ASC 825”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“ASC 605”), as amended by SAB No. 104 (“ASC 605”) for revenue recognition.  The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.
Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“ASC 718”) using the modified prospective method for transactions in which the Company obtains employee services in share–based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“ASC 505-50”) for share-based payment transactions with parties other than employees provided in SFAS No.  123R.Transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of July 31, 2009 or 2008.

Recently issued accounting pronouncements

In May 2009, the FASB issued ASC 855 (previously SFAS 165, Subsequent Events). ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2010 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2010. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued ASC 810, (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after June 15, 2010.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements. In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has not conducted any operations to date.  The company intends to pursue the development and manufacture of the hydrogen fuel cell products.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $769,756 at July 31, 2009, had a net loss and cash used in operations of $399,723 and $24,250 respectively, for the fiscal year ended July 31, 2009, and has no revenues since inception.

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

NOTE 4 – FIXED ASSETS

The Company’s property and equipment as of July 31, 2009 and 2008 are summarized as follows:

	July 31, 2009	July 31, 2008
Test equipment	$24,250	-
Less: accumulated depreciation	(2,601)	-
Property and equipment, net	$21,649	-

Depreciation expense for the fiscal year ended July 31, 2009 and 2008 were $2,601 and $0, respectively.  The Company expects depreciation expense for the next five year to be as follow:

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

Pursuant to EITF 98-3 (ASC 805), a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.  The prototype and related intellectual property right which the Company acquired was a specific application of electric vehicle to Class 8 Trucks, a work in progress, and did not contain any of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from ICE Conversions, Inc., the transferor. The intellectual property right acquired is valued at $430,000 representing (i) an aggregate cash payment of $400,000 from the Company to ICE and (ii) the issuance of 1,000,000 shares of Common Stock to ICE valued at $0.03 per share or $30,000.
Purchased intellectual property right at cost at July 31, 2008 and 2009, consisted of the following:

	July 31, 2008	July 31, 2009
Purchased intellectual property right	$430,000	$430,000
Accumulated amortization	(-)	43,000)

	$430,000	$387,000

Amortization expense

NOTE 6 – NOTES PAYABLE

Note payable at July 31, 2009 and 2008 consisted of the following:

Interest expense for the fiscal year ended July 31, 2009 and 2008 were $2,022 and $0, respectively.

NOTE 7 - EQUITY TRANSACTIONS

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

On February 14, 2009 the Company issued 60,000 shares of the Company’s Common Stock to three individuals in exchange for professional and consulting services rendered.
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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Accordingly, such amount was adjusted to 150,000 shares as a result of the Reverse Stock Split.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of July 31, 2009 or 2008.

NOTE 8 - INCOME TAXES

The Company will file a consolidated tax return. At July 31, 2009, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $358,000 that may be used to offset future taxable income through the fiscal year ending July 31, 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $358,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $208,000.  Also, due to a change in the control after the reverse acquisition of Fishman by Great American, the Company's past accumulated losses to be carried forward may be limited.
Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Components of deferred tax assets as of July 31, 2009 and 2008 are as follows:
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

NOTE 9 – RELATED PARTY TRANSACTION

(i) Management service provided by its stockholders

For the fiscal year ended July 31, 2008, the Company accrued $39,500 payable to its current CEO.  For the fiscal year ended July 31, 2009 the company accrued an additional $180,000 payable to its current President and $38,637.99 to its Secretary.  The president was paid $145,000 and effective May 1, 2009 both the President and Secretary agreed to cancel their respective employment agreements and forgive the balance of $113,137 that was previously accrued but not yet paid.
(ii) Due from a stockholder

The Company advanced $7,000 to a stockholder in May 2007, all of which was repaid during the fiscal year ended July 31, 2008. The advance was unsecured, due on demand and non-interest bearing.

(iii) Free office space from the Chief Executive Officer and a stockholder

Previous to November 1, 2009 the Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost was nominal and did not recognize the rent expense in its financial statements.

Entry into employment agreement with President, Chief Executive Officer and Chief Financial Officer

On October 21, 2008, the Company entered into an employment agreement with its President, Chief Executive Officer and Chief Financial Officer for the initial term of three (3) years and renewable by the mutual consent of the Parties.  In consideration of the services rendered by the Executive, the Company agreed to compensate the Executive as follows: (a) Base Compensation.  The Executive’s monthly base compensation initially shall be Twenty Thousand Dollars ($20,000) and shall be payable in accordance with the salary policies of the Company in effect from time to time but no less frequently than monthly. (b) Salary Increases.  The Company shall annually review the Executive’s Performance and compensation.  The Executives base compensation will be increased annually by not less than five percent (5%). Executive’s annual base compensation shall not be reduced below the base compensation as from time to time adjusted, unless agreed upon in writing. (c) Incentive Bonuses.  The Board of Directors shall grant Executive such annual bonuses as the Board of Directors, in its discretion, may determine to be appropriate in light of the Company’s performance and the Executive’s performance and contribution to the Company’s success. (d) Automobile Allowance.  The Executive shall receive an automobile allowance not to exceed $750 monthly for the purpose of leasing and maintaining insurance on an automobile of the Executive’s choice. If the Executive uses his/her own vehicle instead of leasing, a flat rate of $500.00 per month shall be paid to the Executive as an automobile allowance.  Effective May 1, 2009 the Executive agreed to terminate the employment agreement and to forgive $74,500 of unpaid salary.

Entry into employment agreement with Secretary and Vice President of Business Development

On October 21, 2008, the Company entered into an employment agreement with its Secretary and Vice President of Business Development for the initial term of three (3) years and renewable by the mutual consent of the Parties.  In consideration of the services rendered by the Executive, the Company agrees to compensate the Executive as follows: (a) Base Compensation.  The Executive’s monthly base compensation initially shall be Six Thousand Five Hundred Dollars ($6,500) and shall be payable in accordance with the salary policies of the Company in effect from time to time but no less frequently than monthly. (b) Salary Increases.  The Company shall annually review the Executive’s Performance and compensation.  The Executives base compensation will be increased annually by not less than five percent (5%). Executive’s annual base compensation shall not be reduced below the base compensation as from time to time adjusted, unless agreed upon in writing. (c) Incentive Bonuses.  The Board of Directors shall grant Executive such annual bonuses as the Board of Directors, in its discretion, may determine to be appropriate in light of the Company’s performance and the Executive’s performance and contribution to the Company’s success (d) Automobile Allowance.  The Executive shall receive an automobile allowance not to exceed $750 monthly for the purpose of leasing and maintaining insurance on an automobile of the Executive’s choice. If the Executive uses his/her own vehicle instead of leasing, a flat rate of $500.00 per month shall be paid to the Executive as an automobile allowance.  Effective  May 1, 2009 the Executive agreed to terminate the employment agreement and to forgive $38,637.99 of unpaid salary.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2009 the Company entered into an employment agreement with Oscar Luppi pursuant to which Mr. Luppi became Chairman of the Board, President and Chief Executive Officer. The annual base compensation initially shall be Two Hundred Fifty Thousand Dollars ($250,000), payable in accordance with the salary policies of the Company in effect from time to time but no less frequently than monthly, however Executive agrees to accumulate base compensation at his discretion during the first year.  The base compensation will increase on October 1, 2010 to $350,000.  The Company shall annually review the Executive’s performance and compensation. The Executive’s base compensation will be increased annually by not less than five percent (5%). Executive’s annual base compensation shall not be reduced below the base compensation as from time to time adjusted, unless agreed upon in writing.   As a signing bonus the Company issued one million (1,000,000) shares of the Company’s Common Stock and an additional one million (1,000,000) options to purchase the Company’s Common Stock upon the Company’s Common Stock becoming listed on the OTC Bulletin Board at a 20% discount off the stock price quoted on the first opening trade, with a five year cashless exercise to the Executive.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: December 24, 2009	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6(6)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
 _____________________
* This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.