Form 10-Q
period 2009-10-31
FORCE FUELS INC.
filed 2009-12-30
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

Commission file number: 000-49993

FORCE FUELS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4630 Campus Dr. Ste. 101
Newport Beach, California 92660

(Address of principal executive offices)

949 783 6723

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,182,763 shares of Common Stock, as of December 21, 2009.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
October 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at October 31, 2009 (Unaudited) and July 31, 2009	F-2

Consolidated Statements of Operations for the Three Month Period Ended October 31, 2009 and 2008 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through October 31, 2009 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Month Period Ended October 31, 2009 and 2008, and for the period from July 15, 2002 (inception) through October 31, 2009 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 to F-12

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,2009	July 31, 2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	$-	$-

FIXED ASSETS
Test equipment - net	20,782	21,649
Purchased intellectual property right - net	376,250	387,000

Total Fixed Assets	$397,032	$408,649

Total Assets	$397,032	$408,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$71,592	$45,375
Notes payable	73,066	62,408
Current portion of Intellectual property right payable	150,000	100,000
Due to related parties	370,189	333,189

Total Current Liabilities	$664,847	$540,972

INTELLECTUAL PROPERTY RIGHT PAYABLE, net of current portion	250,000	300,000

Total Liabilities	$914,847	$840,972

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding		-
Common stock at $0.001 par value: 100,000,000 shares authorized;
6,182,763 and 7,622,763 shares issued and outstanding, respectively	6,183	7,683
Additional paid-in capital	286,250	329,750
Deficit accumulated during development stage	(810,248)	(769,756)

Total Stockholders' Deficit	$(517,815)	$(432,323)

Total Liabilities and Stockholders' Deficit	$397,032	$408,649

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the period from July 15, 2002 (inception)
	Ended	Ended	through
	October 31, 2009	October 31, 2008	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:

Research and development	$-	$-	$115,435
Salary and wages - Officers	55,000	76,000	160,500
Stock based compensation	(75,000)	-	119,933
General and administrative expenses	58,720	33,750	410,587

Total operating expenses	$38,720	$109,750	$806,455

LOSS FROM OPERATIONS	$38,720	$109,750	$806,455

INTEREST EXPENSE	1,771	-	3,793

LOSS BEFORE TAXES	$40,491	$109,750	$810,248

INCOME TAXES	-	-	-

NET LOSS	$40,491	$109,750	$810,248

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	$0.01	$0.01	$0.32

Weighted Average Common Shares Outstanding
- basic and diluted	6,351,363	7,622,763	2,565,753

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 15, 2002 (Inception) through October 31, 2009
(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock
in March 2006	175,000	175	425,825			426,000

Adjustment on reverse acquisition
in March 2006	1,050,000	1,050	(10,550)	(235,000)		(244,500)

Purchase of treasury stock
on June 6, 2006				(75,000)		(75,000)

Net loss					(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss					(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock
on May 12, 2008	(1,100,000)	(1,100)	(308,900)	310,000		-

Issuance of shares for services
on May 12, 2008	3,700,000	3,700	107,300			111,000

Issuance of shares for services
on June 18, 2008	2,797,763	2,798	81,135			83,933

Issuance of shares in connection with
assets assignment agreement
on July 31, 2008	1,000,000	1,000	29,000			30,000

Net loss					(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services
on February 14, 2009	60,000	60	5,940			6,000

Net loss for the year					(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Cancelation on August 31 of shares
previously issued for consulting fees	(2,500,000)	(2,500)	(72,500)	-		(75,000)

Issuance of shares as signing bonus	1,000,000	1,000	29,000			30,000

Net Loss for the three months					(40,491)	(40,491)

Balance, October 31, 2009	6,182,763	$6,183	$286,250		$(810,247)	$(517,814)

 See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended October 31, 2009	For the three months ended October 31, 2008	For the period from July 15, 2002 (inception) through October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(40,491)	$(109,750)	$(810,247)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	867	-	3,468
Amortization	10,750	10,750	53,750
Issuance of common stock for services	30,000	-	230,933
Cancelation of common stock for services	(75,000)	-	(75,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accrued expenses	26,216	99,000	62,091

NET CASH USED IN OPERATING ACTIVITIES	(47,658)	-	(535,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from shareholder	-	-	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds of notes payable	10,658	-	73,066
Amounts received from related parties	37,000	-	370,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,658	-	559,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of test equipment	-	-	(24,250)

NET CHANGE IN CASH	-	-	-

Cash at beginning of period	-	191	-

Cash at end of period	$-	$191	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
October 31, 2009 and 2008
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

As a result  the ownership interests of the former shareholder of Great American own 100% of the outstanding shares of the Company's common stock, for financial statement reporting purposes, the merger between the Company and Great American has been treated as a reverse acquisition with Great American deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”)(ASC 805).  The reverse merger is deemed a capital transaction and the net assets of Great American (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Great American which are recorded at historical cost.  The equity of the Company is the historical equity of Great American retroactively restated to reflect the number of shares issued by the Company in the transaction.  The consolidated financial statements include the operations of Fishman from the date of the merger.

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

(c) confirmation of the previous grant of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement; by subsequent agreement these shares were returned on, August 31, 2009, for cancelation.

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

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”)(ASC 915).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’ development stage activities.

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

Purchased intellectual property right

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”)(ASC 350) for purchased intellectual property right.  Under the requirements as set out in SFAS No. 142(ASC 350), the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Purchased intellectual property right is carried at cost and amortized on a straight-line basis over the estimated useful life of ten (10) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”)(ASC 360) for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property right, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of October 31, 2009.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”)(ASC 825) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at October 31, 2009.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”)(ASC 605), as amended by SAB No. 104 (“SAB No. 104”)(ASC 605) for revenue recognition.  The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.

Research and development

The Company follows Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs” (“SFAS No. 2”)(ASC 730) and Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements” (“SFAS No. 68”)(ASC 730) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”)(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R(ASC 718).  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”)(ASC 740).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of October 31, 2009 or 2008.

Cash flows reporting

The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”)(ASC 230) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95(ASC 230) to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $810,248 at October 31, 2009 and had a net loss of $20,888 for the interim period ended October 31, 2009, with no revenues since inception.

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

NOTE 4 – FIXED ASSETS

The Company’s property and equipment as of October 31, 2009 and July 31, 2009 are summarized as follows:

	October 31, 2009	July 31, 2009
Office equipment and computers	$24,250	24,250
Less: accumulated depreciation	(3,468)	(2,601)
Property and equipment, net	$20,782	21,649

Depreciation expense for the quarter ended October 31, 2009 and 2008 were $867 and $0, respectively.  The Company expects depreciation expense for the next five year to be as follow:

Year ending October 31:
2010	$3,464
2011	3,464
2012	3,464
2013	3,464
Thereafter	6,926
$20,782

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

Purchased intellectual property right, at cost, at October 31, 2009 and July 31, 2009, consisted of the following:

	October 31, 2009	July 31, 2009
PurcPurchased intellectual property right at cost	$430,000	$430,000
Accumulated amortization	(53,750)	(43,000)
	$376,250	$387,000

Amortization expense

Amortization expense for the interim period ended October 31, 2009 and 2008 were $10,750 and $0, respectively. The Company expects amortization expense for the next five year to be as follow:

Year ending October 31:
2010	$43,000
2011	43,000
2012	43,000
2013	43,000
Thereafter	204,250
$376,250

NOTE 5 – NOTE PAYABLE

Note payable at October 31, 2009 and July 31, 2009 consisted of the following:

	October 31, 2009	July 31, 2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	-
Total	$73,066	$62,408

Interest expense for the interim period ended Ocotber 31, 2009 and 2008 were $1,771 and $0, respectively.

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

On May 12, 2008, the Company entered into a consulting agreement with Lawrence Weisdorn granting him 2,500,000 shares of the Company’s Common Stock in exchange for professional consulting services. By subsequent agreement these shares were returned to the company and canceled on August 31, 2009.

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

On October 1, 2009, the Company issued 1,000,000 shares of its Common Stock to Oscar Luppi as a signing bonus for entering into an Employment Agreement dated October 1, 2009.

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of October 31, 2009 or 2008.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split.

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 31, 2009, in order to complete a previously entered into verbal understanding, Lawrence Weisdorn’s 2,500,000 common shares were returned to the company and canceled.

Advances from related parties

Advances from related parties at October 31, 2009 and July 31, 2009 consist of the following:

	October 31, 2009	July 31, 2009
AdvAdvances from ICE and significant stockholders	$370,189	$333,189

The advances bear no interest and have no formal repayment terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s unregistered issuances of securities are incorporated by reference from Part II Item 5 of the Registrant's annual report on Form 10-K for the year ended July 31, 2009, as permitted by Commission Rule 12b-23.

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

FORCE FUELS, INC.

Date: December 30, 2009	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.