Form 10-Q
period 2010-01-31
FORCE FUELS INC.
filed 2010-03-22
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,182,763 shares of Common Stock, as of March 17, 2010.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at January 31, 2010 (Unaudited) and July 31, 2009	F-2

Consolidated Statements of Operations for the Six Month Period Ended January 31, 2010 and 2009, the Three Month Period Ended January 31, 2010 and 2009, and since Inception (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through January 31, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Month Period Ended January 31, 2010 and 2009, and for the period from July 15, 2002 (inception) through January 31, 2010 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 to F-12

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2010	July 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$21,107	$-

Total Current Assets	21,107	-

PROPERTY AND EQUIPMENT, NET	19,915	21,649
PURCHASED INTELLECTUAL PROPERTY RIGHT	347,500	387,000

	$388,522	$408,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$93,276	$45,375
Notes payable	178,066	62,408
Current portion of Intellectual property right payable	200,000	100,000
Due to related parties	464,939	333,189

Total Current Liabilities	936,281	540,972

INTELLECTUAL PROPERTY RIGHT PAYABLE, net of current portion	200,000	300,000

Total Liabilities	1,136,281	840,972

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
6,070,129 and 7,682,763 shares issued and outstanding, respectively	6,070	7,683
Additional paid-in capital	603,572	329,750
Deficit accumulated during development stage	(1,357,401)	(769,756)

Total Stockholders' Deficit	(747,759)	(432,323)

Total Liabilities and Stockholders' Deficit	$388,522	$408,649

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Period ended		For the Three Months Period ended		For the period from July 15, 2002 (inception) through
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010

OPERATING EXPENSES:

Research and development	$-	$91,434	$-	$91,434	$115,434
Salary and wages - officers	72,500	139,137	17,500	63,137	178,000
Stock based compensation	335,210	-	410,210	-	530,143
General and administrative expenses	175,362	103,681	116,642	69,931	527,230

Total operating expenses	583,072	334,252	544,352	224,502	1,350,807

LOSS FROM OPERATIONS	(583,072)	(334,252)	(544,352)	(224,502)	(1,350,807)

INTEREST EXPENSE	4,573	20	2,802	20	6,594

LOSS BEFORE TAXES	(587,645)	(334,272)	(547,154)	(224,522)	(1,357,401)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(587,645)	$(334,272)	$(547,154)	$(224,522)	$(1,357,401)

NET LOSS PER COMMON SHARE –
BASIC AND DILUTED:	(0.10)	(0.04)	(0.10)	(0.03)

Weighted Average Common Shares Outstanding
- basic and diluted	5,911,967	7,622,763	5,472,541	7,622,763

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is anti-dilutive.

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 15, 2002 (Inception) through January 31, 2010
(UNAUDITED)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock
in March 2006	175,000	175	425,825	-	-	426,000
Adjustment on reverse acquisition
in March 2006	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)

Purchase of treasury stock
on June 6, 2006	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock
on May 12, 2008	(1,100,000)	(1,100)	(308,900)	310,000	-	-

Issuance of shares for services
on May 12, 2008	3,700,000	3,700	107,300	-	-	111,000

Issuance of shares for services
on June 18, 2008	2,797,763	2,798	81,135	-	-	83,933

Issuance of shares in connection with
assets assignment agreement
on July 31, 2008	1,000,000	1,000	29,000	-	-	30,000

Net loss	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services
on February 14, 2009	60,000	60	5,940	-	-	6,000

Net loss for the year	-	-	-	-	(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	7,683	329,750	-	(769,756)	(432,323)

Cancelation, on August 31, of shares
previously issued for consulting fees	(2,500,000)	(2,500)	(72,500)	-	-	(75,000)

Issuance of shares as signing bonus	1,000,000	1,000	29,000	-	-	30,000

Cancelation, on December 9, of shares
previously issued for consulting fees	(700,000)	(700)	(20,300)	-	-	(21,000)

Cancelation, on December 9, of shares
perviously issued in connection with
assets assignment agreement	(600,000)	(600)	(17,400)	-	-	(18,000)

Issuance of shares, on January 28,
for consulting fees	1,187,366	1,187	355,022	-	-	356,209

Net loss for the six months	-	-	-	-	(587,645)	(587,645)

Balance,January 31, 2010	6,070,129	$6,070	$603,572	$-	$(1,357,401)	$(747,759)

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Period Ended		For the period from July 15, 2002 (inception) through
	January 31, 2010	January 31, 2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(587,645)	$(334,272)	$(1,357,401)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	1,734	867	4,335
Amortization	21,500	21,500	64,500
Issuance of common stock for services	386,209	-	587,142
Cancelation of common stock for services	(96,000)	-	(96,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accrued expenses	47,901	32,275	83,776

NET CASH USED IN OPERATING ACTIVITIES	(226,301)	(279,630)	(713,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from shareholder	-	-	-
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds of notes payable	115,658	-	178,066
Amounts received from related parties	131,750	303,689	464,939

NET CASH PROVIDED BY FINANCING ACTIVITIES	247,408	303,689	759,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of test equipment	-	(24,250)	(24,250)

NET CHANGE IN CASH	21,107	(191)	21,107

Cash at beginning of period	-	191	-

Cash at end of period	$21,107	$-	$21,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$6,545	$-	$6,545
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000
Cancelation of shares and debt for purchse of intellectual property right	$18,000	$-	$18,000

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010 and 2009
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

(b) the grant of 1,000,000 shares of Common Stock to ICE;  by subsequent agreement 600,000 of these shares were returned,  to the Company,  for cancelation, on December 9, 2009.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended July 31, 2009 and notes thereto contained in the Company’s Annual Report on amended Form 10-K  2 as filed with the SEC on December 24, 2009.

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

Property and equipment, net

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of January 31, 2010.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”)(ASC 825) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at January 31, 2010.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of January 31, 2010 or 2009.

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

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 referenced, and all subsequent public filings will reference, the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements. In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has conducted  minimal  operations to date.  While pursuing the development, manufacturing and marketing of electric drive systems for installation in short-haul commercial trucks, the company has also begun the process of acquiring oil producing properties.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $1,357,401 at January 31, 2010 and had a net loss of $587,645 for the interim period ended January 31, 2010, with no revenues since inception.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment as of January 31, 2010 and July  31, 2009 are summarized as follows:

	January 31, 2010	July 31, 2009
Office equipment and computers	$24,250	24,250
Less: accumulated depreciation	(4,335)	(2,601)
Property and equipment, net	$19,915	21,649

Depreciation expense for the quarter ended  January 31, 2010 and 2009 were $1,734 and $867, respectively.

NOTE 5 – PURCHASED INTELLECTUAL PROPERTY RIGHT

On July 31, 2008, the company acquired, from ICE, a prototype 2008 Columbia model, electric battery-powered Freightliner and all electric drive components installed or to be installed and associated intellectual property rights (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, and $300,000 payable on or before June 15, 2009.  The Purchased Intellectual Property Right is collateralized by a first priority perfected lien on all of the Company’s assets in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset, the intellectual property right, instead of a business.  Pursuant to EITF 98-3, a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.

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

On December 15, 2009 an additional 600,000 of 1,000,000 shares were cancelled by agreement between the parties.

Purchased intellectual property right, at cost, at January 31, 2010 and July 31, 2009, consisted of the following:

	January 31, 2010	July 31, 2009
PurcPurchased intellectual property right at cost	$412,000	$430,000
Accumulated amortization	(64,500)	(43,000)
	$347,500	$387,000

Amortization expense

Amortization expense for the interim period ended January 31, 2010 and 2009 were $21,500 and $21,500, respectively. The Company expects amortization expense for the next five years to be as follows:

Year ending January 31:
2010	$41,200
2011	41,200
2012	41,200
2013	41,200
Thereafter	182,700
$347,500

NOTE 6 – NOTE PAYABLE

Note payable at January 31, 2010 and July 31, 2009 consisted of the following:

	January 31, 2010	July 31, 2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	-
Note payable on December 12, 2009, 8% interest, unsecured and due in December 2010	10,000	-
Note payable on December 12, 2009, 8% interest, unsecured and due in December 2010	10,000	-
Note payable on December 12, 2009, 8% interest, unsecured and due in December 2010	10,000	-
Note payable on December 17, 2009, 8% interest, unsecured and due in December 2010	30,000	-
Note payable on January 4, 2010, 8% interest, unsecured and due in December 2010	25,000	-
Note payable on January 7, 2010, 8% interest, unsecured and due in December 2010	20,000	-
Total	$178,066	$62,408

Above note payable are to unrelated parties and interest expense for the interim period ended January 31, 2010 and 2009 was $4,573 and $20, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On May 12, 2008, the Company entered into a consulting agreement with Donald Hejmanowski granting him 1,200,000 shares of the Company’s Common Stock in exchange for professional consulting services. 700,000 of these shares were cancelled by agreement between both parties on December 9, 2009.

On June 18, 2008, the Company issued a total of 2,797,763 of the Company’s Common Stock to a number of individuals for professional and consulting services rendered, all at a value of $.03 per share.

On June 23, 2008, 1,500,000 shares of the Company’s Common Stock were issued to ICE Conversions, Inc. pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008.  500,000 of the 1,500,000 shares previously issued to ICE were cancelled effective July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.   On December 9, 2009 an additional  600,000 of these shares were cancelled by agreement between the parties.

On February 14, 2009 the Company issued 60,000 shares of its Common Stock to three (3) consultants for professional services rendered, valued at $0.10 per share, or $6,000 in aggregate.

On October 1, 2009, the Company issued 1,000,000 shares of its Common Stock to Oscar Luppi as a signing bonus for entering into an Employment Agreement dated October 1, 2009.

On January 28, 2010, the Company issued 1,187,366 shares to various consultants for services provided to the company.

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of January 31, 2010 or 2009.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split.

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 31, 2009, in order to complete a previously entered into verbal understanding, Lawrence Weisdorn’s 2,500,000 common shares were returned to the company and canceled.

Advances from related parties

Advances from related parties at January 31, 2010 and July 31, 2009 consist of the following:

	January 31, 2010	July 31, 2009
AdvAdvances from ICE and significant stockholders	$464,939	$333,189

The advances bear no interest and have no formal repayment terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

In addition to continuing its current business of developing electric drive systems for installation in short haul commercial truck vehicles, the Company has recently determined to also implement a new business strategy of acquiring oil and gas wells and applying enhanced recovery systems to such wells.  The Company is currently negotiating to acquire producing oil and gas interests and properties in the US, with the intention of applying enhanced recovery systems to increase production.  The Company has not yet acquired any properties or interests, and has not entered into any definitive agreements.  However, management believes that it will execute definitive agreements and close initial energy acquisition in the second calendar quarter of 2010.  There can be no assurance that the Company will be able to complete such acquisitions.

The Company intends to continue to pursue the business opportunity acquired from ICE, specifically relating to:

(i)
The manufacture of electric drive systems for installation in short haul commercial truck vehicles, that will allow such trucks to run 100% on electric battery power.  We intend to provide retrofit conversion (kits) directly to end-users and supply our electric drive systems to OEMs; and

(ii)	To undertake the design, development and manufacture of hydrogen-powered vehicles.

The Company has revised its agreements with ICE to provide that it has received ownership of the intellectual property required to conduct such business operations.

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying financial statements for the year ended July 31, 2009 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At January 31, 2010, we had $21,107 in cash and cash equivalents and our current liabilities consisted of $93,276 in accounts payable, and $643,005 in loans and advances payable to related parties.

For the six months ended January 31, 2010, net cash used in operating activities was $226,301 and included our $587,645 net loss for the six months ended January 31, 2010, adjusted for depreciation and amortization charges of $23,234, issued common stock for consulting service of $386,209, cancelation of common stock of  $96,000 and accrued expenses amounted of $47,901.

No cash was provided by investing activities during the six months ended January 31, 2009.  During the six months ended January 31, 2009 net cash used in operating activities was $279,630,  adjusted for depreciation and amortization charges of $22,367and accrued expenses amounted of $32,275.

 Net cash provided by financing activities was $247,408 for the six months ended January 31, 2010, and resulted from proceeds of $115,658 in convertible notes and $131,750 in proceeds from related parties. Net cash provided by financing activities was $303,689 for the six months ended January 31, 2009, and resulted from the payment of a $303,689 with respect to the ICE Contribution Agreement.

In January 2009, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) to register and sell in a self-directed offering 210,000 shares of newly issued common stock at an offering price of $4.00 per share for proceeds of up to $840,000.  The Registration also registered 1,039,740 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company would not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on January 30, 2008.   The Company amended the Registration Statement in January 2010 to terminated the public offering and deregistered all shares to be sold by the Company, and reducing the shares being registered for sale by selling shareholders to 938,333 shares . The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 938,333 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale; however, the Company will not receive any of the proceeds of such sales.  The Registration Statement was declared effective on February 26, 2010.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed new business operations to acquire and operate oil and gas interests and properties for the next twelve months.   In order to meet our obligations as they come due and to fund the development of our or business, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than monthly consulting and employment commitments of $30,833, the monthly rental payments of $3,850 on the office lease that is presently month to month.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial repo

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risk Factors Related to Our Electric Drive Business and Industry

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

During the six months ended January 31, 2010, the Company sold convertible promissory notes in the principal amount of $115,658 in unregistered sales to accredited investors.  Such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D.  The proceeds of the convertible notes were used for working capital and developing the Company's new business plan.

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

FORCE FUELS, INC.

Date: March 22, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Assignment and Contribution Agreement with ICE Conversions dated December 15, 2010

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.