Form 10-Q
period 2010-04-30
FORCE FUELS INC.
filed 2010-06-22
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  [     ]    No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,315,129 shares of Common Stock, as of June 17, 2010.

Transitional Small Business Disclosure Format (check one): Yes  [     ]    No  [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
April 30, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at April 30, 2010 (Unaudited) and July 31, 2009	F-2

Consolidated Statements of Operations for the Nine Month Period Ended April 30, 2010 and 2009, the Three Month Period Ended April 30, 2010 and 2009, and since Inception (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through April 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Month Period Ended April 31, 2010 and 2009, and for the period from July 15, 2002 (inception) through April 30, 2010 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 to F-15

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2010	July 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$327	$-
Inventory, net	53,145	-
Prepaid expenses	25,000	-

Total Current Assets	78,472	-

INVESTMENT IN OIL PROPERTY	1,446,855	-
PROPERTY AND EQUIPMENT, NET	19,915	21,649
PURCHASED INTELLECTUAL PROPERTY RIGHT	347,500	387,000

	$1,892,742	$408,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$135,345	$45,375
Notes payable	73,066	62,408
Notes payable for acquisition of oil property	1,400,000	-
Current portion of Intellectual property right payable	-	100,000
Due to related parties	214,166	333,189

Total Current Liabilities	1,822,577	540,972

INTELLECTUAL PROPERTY RIGHT PAYABLE, net of current portion	-	300,000

Total Liabilities	1,822,577	840,972

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
6,315,129 and 7,682,763 shares issued and outstanding, respectively	6,315	7,683
Additional paid-in capital	886,427	329,750
Deficit accumulated during development stage	(822,577)	(769,756)

Total Stockholders' Deficit	70,165	(432,323)

Total Liabilities and Stockholders' Deficit	$1,892,742	$408,649

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Period ended		For the Three Months Period ended		For the period from July 15, 2002 (inception) through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010

OPERATING EXPENSES:

Research and development	$-	$103,434	$-	$12,000	$115,434
Salary and wages - officers	169,166	218,637	96,666	79,500	274,666
Stock based compensation	322,310	-	(12,900)	-	517,243
General and administrative expenses	294,587	140,698	119,225	37,017	646,454

Total operating expenses	786,063	462,769	202,991	128,517	1,553,797

NET LOSS FROM OPERATIONS	(786,063)	(462,769)	(202,991)	(128,517)	(1,553,797)

OTHER INCOME (EXPENSES) :-
Gain On Settlement of Debt	739,689	-	739,689	-	739,689
Interest Expense	(6,448)	(916)	(1,875)	(896)	(8,469)
Total other income (expenses)	733,241	(916)	737,814	(896)	731,220

NET LOSS	$(52,822)	$(463,685)	$534,823	$(129,413)	$(822,577)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	(0.01)	(0.06)	0.09	(0.02)

Weighted Average Common Shares Outstanding
- basic and diluted	5,983,214	7,639,245	6,130,037	7,673,325

The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of potentially dilutive securities is anti-dilutive.

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 15, 2002 (Inception) through April 30, 2010
(UNAUDITED)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		during the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock
in March 2006	175,000	175	425,825	-	-	426,000
Adjustment on reverse acquisition
in March 2006	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)

Purchase of treasury stock
on June 6, 2006	-	-	-	(75,000)	-	(75,000)

Net loss	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock
on May 12, 2008	(1,100,000)	(1,100)	(308,900)	310,000	-	-

Issuance of shares for services
on May 12, 2008	3,700,000	3,700	107,300	-	-	111,000

Issuance of shares for services
on June 18, 2008	2,797,763	2,798	81,135	-	-	83,933

Issuance of shares in connection with
assets assignment agreement
on July 31, 2008	1,000,000	1,000	29,000	-	-	30,000

Net loss	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services
on February 14, 2009	60,000	60	5,940	-	-	6,000

Net loss for the year	-	-	-	-	(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	7,683	329,750	-	(769,756)	(432,323)

Cancelation, on August 31, of shares
previously issued for consulting fees	(2,500,000)	(2,500)	(72,500)	-	-	(75,000)

Issuance of shares as signing bonus	1,000,000	1,000	29,000	-	-	30,000

Cancelation, on December 9, of shares
previously issued for consulting fees	(700,000)	(700)	(20,300)	-	-	(21,000)

Cancelation, on December 9, of shares
perviously issued in connection with
assets assignment agreement	(600,000)	(600)	(17,400)	-	-	(18,000)

Issuance of shares, on January 28,
for consulting fees	1,122,366	1,122	335,587	-	-	336,709

Issuance of shares on March 16 and
March 30 for consulting services	172,000	172	51,428			51,600

Conversion of notes payable to
shares on January 28 and April 30	138,000	138	250,862			251,000

Net loss for the nine months	-	-	-	-	(52,822)	(52,822)

Balance, April 30, 2010	6,315,129	$6,315	$886,427	$-	$(822,577)	$70,165

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Period Ended		For the period from July 15, 2002 (inception) through
	April 30, 2010	April 30, 2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,822)	$(463,685)	$(822,578)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	1,734	1,734	4,335
Amortization	21,500	32,250	64,500
Gain on Settlement of Debt	(739,689)	-	(739,689)
Stock based compensation	322,310	6,000	523,243
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	-	(25,000)
Accrued expenses	100,628	132,071	136,502

NET CASH USED IN OPERATING ACTIVITIES	(371,339)	(291,630)	(858,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Oil Property	(100,000)	-	(100,000)
Purchase of test equipment	-	(24,250)	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(24,250)	(124,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	251,000	-	313,408
Due to related parties	220,666	315,689	553,855

NET CASH PROVIDED BY FINANCING ACTIVITIES	471,666	315,689	983,264

NET CHANGE IN CASH & CASH EQUIVALENTS	327	(191)	327

Cash & Cash Equivalents at beginning of period	-	191	-

Cash & Cash Equivalents at end of period	$327	$-	$327

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$6,545	$-	$6,545
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000
Cancelation of shares and debt for purchse of intellectual property right	$18,000	$-	$18,000
Conversion of Notes Payable into equity	$251,000	$-	$251,000
Issuance of Promissory Note for Investment in Oil Lease Rights	$1,400,000	$-	$1,400,000
Non monetary exchange of assets	347,500	$-	$347,500

See accompanying notes to the unaudited consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DSE Fishman, Inc. (a development stage company) (“DSE Fishman”) was incorporated under the laws of the State of Nevada in July 2002.  Prior to May 12, 2008, DSE Fishman was inactive.  On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).  The primary products of the Company are regulated and standardized energy based products. These energy based products include traditional hydrocarbon based oil and gas as well as “green” or “alternative” energy, which includes solar and wind.

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

In April 2010, the Assignment and Contribution Agreement was further amended.  The parties mutually agreed that the irrevocable, perpetual, non-exclusive, royalty-free license to use manufacture and exploit all technology, know-how, designs, algorithms and proprietary information of ICE as described in that agreement shall be replaced with the irrevocable, perpetual, non exclusive, royalty-free license to use, manufacture and exploit all technology, know-how, designs, algorithms and proprietory information of ICE. For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  The Parties further agree that the $400,000 purchase obligation is hereby cancelled as well as the $339,689 that was to be reimbursed to ICE. As a result of the above transaction, the Company recorded a gain on settlement of debt amounting to $739,689 for the nine months ended April 30, 2010.

Agreement with Pemco LLC

On April 23,2010 the company entered into an agreement with Pemco, LLC to purchase, free and clear of encumberances,  thirteen (13) separate leases containing oil producing wells.  The purchase price of one million five hundred thousand dollars ($1,500,000)  included all of the associated equipment already in place and approximately nine hundred sixty (960) barrels of oil in storage.  The remaining purchase price of nine hundred thousand ($900,000) is secured by a collateralized, non interest bearing promissory note payable at the rate of one hundred thousand dollars ($100,000) per month, for nine months and an agreement with Energy Recovery Systems for the remaining five hundred thousand ($500,000), the terms of which have not been finalized as of the date of this report.

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
The capitalized cost of the oil properties will be amortized based on the unit –of-- production method.  Costs incurred for property acquisition and further development activity will be capitalized and amortized as previously noted.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of April 30, 2010.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”)(ASC 825) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at April 30, 2010.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of April 30, 2010 or 2009.

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

Reporting segments:

Statement of financial accounting standards No. 131 (ASC 280), Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  Currently, SFAS 131 (ASC 280) has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement shall be effective for reporting period that begins after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective from October 1, 2009, and do not have a significant impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Oil and Gas Reserve Estimation and Disclosure standards were issued by the FASB in January 2010, which align the FASB’s reporting requirements with the Securities and Exchange Commission (“SEC”) requirements.  Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009.  The SEC introduced a new definition of oil and gas producing activities which allows companies to include volumes in their reserve base from unconventional resources.  The FASB also addresses the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities.  Initial adoption did not have an impact on our consolidated results of operations, financial position or cash flows; however, there will be an impact on the amount of depreciation, depletion and amortization expense recognized in future periods.  The effect on depreciation, depletion and amortization expense in the reporting periods was not significant.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has conducted minimal operations to date.  While pursuing the development and marketing of hydrogen/electric hybrid automobiles,, the company has focused on the process of acquiring oil producing properties and on April 23 entered into an agreement with Pemco, LLC, to acquire thirteen oil producing properties.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $822,577 at April 30, 2010 and had a net loss of $52,822 for the interim period ended April 30, 2010 with no revenues since inception.  Although the company has yet to record revenue, it has been accumulating an inventory of oil, in storage tanks, and will record revenue during the next quarter.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment as of April 30, 2010 and July 31, 2009 are summarized as follows:

	April 30, 2010	July 31, 2009
Office equipment and computers	$24,250	$24,250
Less: accumulated depreciation	(4,335)	(2,601)
Property and equipment, net	$19,915	$21,649

Depreciation expense for the nine months period ended  April 30, 2010 and 2009 were $1,734 and $1,734, respectively.

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

In April 2010, the company and ICE further amended the Assignment and Contribution agreement.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights and $339,639.88 advanced to the company by ICE for the further development of the purchased intellectual property rights.

Purchased intellectual property right, at cost, at April 30, 2010 and July 31, 2009, consisted of the following:

	April 30, 2010	July 31, 2009
PurcPurchased intellectual property right at cost	$347,500	$430,000
Accumulated amortization	-	(43,000)
	$347,500	$387,000

Amortization expense for the nine months period ended April 30, 2010 and 2009 were $21,500 and $32,250, respectively. No amortization was charged on the exchanged asset as it is still in the development stage.

NOTE 6 – PURCHASE OF OIL PROPERTIES

On April 23, 2010 the company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $1,446,855 and approximately nine hundred sixty (960) barrels of oil in storage amounting to $53,145 which has been considered as inventory in the accompanying financials) and was to be paid by a deposit on closing of $100,000; a remaining balance of $900,000, owing to Pemco, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Resource Systems were not finalized as of the date of this report.

NOTE 7 – NOTE PAYABLE

Note payable at April 30, 2010 and July 31, 2009 consisted of the following:

	April 30, 2010	July 31, 2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	-
		-
Total	$73,066	$62,408

Above note payable are to unrelated parties and interest expense for the nine months period ended April 30, 2010 and 2009 was $6,448 and $916, respectively.

During the nine month period ended April 30,2010 the Company sold $251,000 worth of convertible promissory notes.  As of April 30, 2010 all those notes were converted to 138,000 common shares.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On January 28, 2010, the Company issued 1,122,366 shares to various consultants for services provided to the company.

On March 16, 2010 and March 30, 2010 the Company issued 172,000 shares to various consultants for services provided to the company.

Between March 1 and April 30, 2010 the Company issued 138,000 shares to investors who had, previously, purchased convertible promissory notes.

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

The company has not issued any options out of the above plan and hence, no options were outstanding as of April 30, 2010.

NOTE 9 – RELATED PARTY TRANSACTIONS

On August 31, 2009, in order to complete a previously entered into verbal understanding, Lawrence Weisdorn’s 2,500,000 common shares were returned to the company and canceled.

Advances from related parties

Advances from related parties at April 30, 2010 and July 31, 2009 consist of the following:

	April 30, 2010	July 31, 2009
AdvAdvances from ICE and significant stockholders	$214,166	$333,189

The advances bear no interest and have no formal repayment terms.

NOTE 10 – ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company’s operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

Companies in the oil and gas industry are subject to numerous federal, state, local and regulations dealing with the environment. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result.

The Company currently leases properties at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company’s control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes costs related to these sites will not have a material adverse affect on the Company’s net income, financial condition or liquidity in a future period.

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

            The company has amended the Assignment and Contribution agreement with ICE and has returned its rights to the intellectual property included there in.  In return ICE has cancelled the note representing the purchase price of those rights and has also cancelled the cash advances made by ICE to the company to enhance that technology.  ICE has replaced that intellectual property with intellectual property centered on building and distributing a hydrogen/electric hybrid automobile.

            The company has changed the focus of its business plan and on April 23, 2010 signed an agreement with Pemco LLC to begin the process of engaging in the new direction. The primary products of the Company will be regulated and standardized energy-based products, which do not require a marketing or sales force. These energy-based products include traditional hydrocarbon-based oil and gas, as well as “green” or “alternative” energy, which includes solar and wind.

            In the oil and gas field, the Company focuses on: 1) the purchase of marginally producing shallow oil wells, which are relatively inexpensive to operate and can be optimized with existing technologies; 2) the purchase of leases with potential for additional drilling in proven producing areas; and 3) the acquisition of in-house know-how to further optimize production through stimulation, refurbishing and site optimization.

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

Liquidity and Capital Resources

At April 30, 2010, we had $327 in cash and cash equivalents and our current liabilities consisted of $135,345 in accounts payable and $214,166 in loans and advances payable to related parties.

For the nine months ended April 30, 2010, net cash used in operating activities was $371,339 and included $52,822 net loss for the nine months ended April 30, 2010, adjusted for depreciation and amortization charges of $23,234, issued common stock for consulting service of $322,310, cancelation of common stock of $96,000 and accrued expenses amounted of $100,628.

No cash was provided by investing activities during the nine months ended April 30, 2009.  During the six months ended January 31, 2009 net cash used in operating activities was $291,630, adjusted for depreciation and amortization charges of $33984and accrued expenses amounted of $132,071.

 Net cash provided by financing activities was $471,666 for the nine months ended April 30, 2010, and resulted from proceeds of $251,000 in convertible notes and $301,166 in proceeds from related parties. Net cash provided by financing activities was $303,689 for the six months ended January 31, 2009, and resulted from the payment of a $303,689 with respect to the ICE Contribution Agreement.

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

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial repo

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has one outstanding complaint in the amount of approximately $25,000 which it anticipates resolving within the next quarter.

Item 1A.	Risk Factors

Risk Factors Related to Our Electric Drive and Hydrogen/Electric Hybrid Auto Business and Industry

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

Risk Factors Related To Our Vehicles and Technology

W e may never complete the development of commercially viable electric drive conversion kits for commercial short haul vehicles and/or other alternative energy applications, and if we fail to do so, we will not be able to meet our business and growth objectives in that business sector.  We expect install third party produced/manufactured electric drive systems for installation in our Vehicles.  To date, we have no such sales (and only one such system installed and operational) and have only been engaged in the business of assembling and marketing electric Vehicles for a short period of time.

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

The transition of focus to standardized energy-based products which includes oil and gas production as well as “green” or alternative energy, including solar and wind will carry its own set of potential risks, which are yet to be defined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2010, the Company sold convertible promissory notes in the principal amount of $251,000 in unregistered sales to accredited investors.  Such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D.  The proceeds of the convertible notes were used for working capital and developing the Company's new business plan.  Upon commencement of trading these notes were converted to 73,000 shares.
On October 1, 2009 the company issued 1,000,000 shares, as a signing bonus, to the company’s current President and Treasurer.
On January 28, 2010 the company issued 1,122,366 shares to three consultants for services provided to the company.
On March 16 and 30, 2010 the company issued 172,000 shares to five consultants for services provided to the company.

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

FORCE FUELS, INC.

Date: June 21, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.