Form 10-Q/A
period 2010-04-30
FORCE FUELS INC.
filed 2010-06-22
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
April 30, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at April 30, 2010 and July 31, 2009 (Unaudited)	F-2

Consolidated Statements of Operations for the Nine Month Period Ended April 30, 2010 and 2009, the Three Month Period Ended April 30, 2010 and 2009, and since Inception (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through April 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Month Period Ended April 31, 2010 and 2009, and for the period from July 15, 2002 (inception) through April 30, 2010 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 to F-15

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

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Period Ended		For the period from July 15, 2002 (inception) through
	April 30, 2010	April 30, 2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,822)	$(463,685)	$(822,577)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	1,734	1,734	4,335
Amortization	21,500	32,250	64,500
Gain on Settlement of Debt	(739,689)	-	(739,689)
Stock based compensation	322,310	6,000	523,243
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	-	(25,000)
Accrued expenses	100,628	132,071	136,502

NET CASH USED IN OPERATING ACTIVITIES	(371,339)	(291,630)	(858,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Oil Property	(100,000)	-	(100,000)
Purchase of test equipment	-	(24,250)	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(24,250)	(124,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	251,000	-	313,408
Due to related parties	220,666	315,689	553,855

NET CASH PROVIDED BY FINANCING ACTIVITIES	471,666	315,689	983,263

NET CHANGE IN CASH & CASH EQUIVALENTS	327	(191)	327

Cash & Cash Equivalents at beginning of period	-	191	-

Cash & Cash Equivalents at end of period	$327	$-	$327

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$6,545	$-	$6,545
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000
Cancelation of shares and debt for purchse of intellectual property right	$18,000	$-	$18,000
Conversion of Notes Payable into equity	$251,000	$-	$251,000
Issuance of Promissory Note for Investment in Oil Lease Rights	$1,400,000	$-	$1,400,000
Non monetary exchange of assets	347,500	$-	$347,500

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

For the nine months ended April 30, 2010, net cash used in operating activities was $371,339 and included $52,822 net loss for the nine months ended April 30, 2010, adjusted for depreciation and amortization charges of $23,234, issued common stock for consulting service of $322,310, and accrued expenses amounted of $100,628.

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

FORCE FUELS, INC.

Date: June 22, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.