Form 10-K
period 2010-07-31
FORCE FUELS INC.
filed 2010-12-15
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-49993

FORCE FUELS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1503 South Coast Drive, Ste. 206 Costa Mesa CA 92626	90265
(Address of principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 949 783 6723

(Former name, former address and former fiscal year if changed since last report)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year was $1,728,438.

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 15, 2010 is 7,841,875, all of one class, $.001 par value per share, of which 4,841,875 were held by non-affiliates of the registrant.

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

The Company entered into an Assignment and Contribution Agreement with ICE Conversions, Inc. (“ICE”) effective July 31, 2008 (the “Assignment and Contribution Agreement”) whereby ICE transferred assets to the Company in return for 1,000,000 shares of the Company’s common stock and cash payments totaling $400,000, payable in two separate installment payments of $100,000 and $300,000, due on or before March 15, 2009 and June 15, 2009, respectively.  The Assignment and Contribution Agreement superseded and renderd void and of no force or effect whatsoever the Joint Venture Agreement entered into May 12, 2008 by and between the Company and ICE.
ICE subsequently agreed to extend the timeline for the payments as follows: Force Fuels shall make eight separate payments of $50,000 each, due on or before the last day of each quarter of Force Fuels’ fiscal year, commencing with the first installment due on or before April 30, 2010. On June 3, 2010 the Assignment and Contribution agreement was amended, effective April 28, 2010, to substitute a non-exclusive license to use the technology, processes, formulations, methods, apparatuses, and know-how related to development, marketing or sale of hydrogen/electric hybrid cars. The previously contributed intellectual property was returned to ICE Conversions, Inc. and ICE Conversions, Inc. canceled the $739,689 owed to it by Force Fuels, Inc.

In the first half of the year, the company began expanding its activities in other energy-related fields with the intention of developing its presence in the traditional and alternative energy fields. The first step toward the implementation of our strategy involved the acquisition of 13 developed oil leases in Southern Kansas through the signing of a purchase agreement with PEMCO, an Oklahoma Oil Field operator.  In the last few months, the Company has been finalizing financing, building a technical infrastructure and developing a plan for the refurbishing and development of the oil leases.

Business Description

As the strategic importance of national oil reserves becomes increasingly evident, the full exploitation of existing reserves and low yield wells has come under the spotlight. In the United States, one in six barrels of oil produced comes from a marginal well. Such wells are defined as producing less than 10 barrels of crude per day. In the U.S., marginal wells account for over 80% of all active wells. As new extraction technologies mature and become economically feasible for use on marginal wells, the potential value of these untapped resources increases. In addition, recent economic turmoil and an aging population of independent oil producers has created a convergence of events that, together with projected oil prices increasing, represent an unique opportunity for dynamic new entrants to the industry.

For these reasons, as of the date of this filing the company intends to move its primary focus to property acquisition, exploration, and development activities related to oil, gas and electrical production. These energy-based activities include traditional hydrocarbon-based oil and gas development, as well as “green” or “alternative” energy, which includes solar and wind electrical generation.

In the oil and gas field, the Company will focus on:

1) the purchase of marginally producing shallow oil wells, which are relatively inexpensive to operate and can be optimized with existing technologies;
2) the purchase of leases with potential for additional drilling in proven producing areas; and
3) the acquisition of in-house know-how to further optimize production through stimulation, refurbishing and site optimization.

The strategy of the Company is to invest principally in the acquisition or installation of energy-based assets that can contribute immediately and substantially to cash flow through sales to local energy companies, thus only requiring external or government financing for subsequent acquisitions and not for operating expenses.

In the short term, the Company will focus on maximizing revenue from its recent acquisition of over 2,600 acres of oil producing land leases with 49 oil strippers and 5 natural gas sites located in southern Kansas.

Subsequently, in the field of electrical energy production, the Company will focus solely on the exploitation of proven and established technologies that can generate a positive return on investment and tax benefits applicable to green energy and oil revenues. While naturally taking full advantage of current government assistance and incentives, placing a significant premium on the economic self-sustainability of all our projects and how new technologies and policies may affect us.

The company intends to continue to leverage its Intellectual Property assets through further development, expansion and marketing of the technology licensed from ICE Conversions, Inc. This development will be implemented through the creation of a fully owned subsidiary.

This drive train technology consists of a proprietary, zero emission hydrogen fuel cell/electric battery hybrid drive system. and relies on hydrogen fuel cells to produce electricity and acts as a range extender for electric drive vehicles. The Company is currently in the process of selecting a manufacturer to build the first prototypes. The Company intends to combine components purchased from various suppliers and partner those items with its proprietary technology and integrate all of the parts into complete electric drive vehicles.

Industry Overview

Energy Sector

According to government forecast, the price range, in 2007 dollars, for crude oil for the next 10 years will remain in the range between $80 and $115 per barrel.1 US crude oil production in 2008 was 4,950,000 barrels per day. 21% of electrical energy generated in the US in 2007 was from natural gas. 52% of US households are heated with natural gas. The majority of hydrogen produced in the United States is through reforming of natural gas.

Status of Oil Reserves in the United States

In 2007, the United States had 2% more proven reserves than in 2006.2 During the last 10 years, new yearly proven reserves have compensated for 96% of total oil production3 (thus not effectively reducing total available and proven oil reserves significantly).

1   EIA 2009 yearly forecast of crude oil prices. http://www.eia.doe.gov/oiaf/forecasting.html
2   DOE report on current oil and gas reserves 2008

Opportunities for Entry in the sector

A large number of oil and gas wells in the United States are owned by small producers and individuals. The aging of the owner population, the current economic crisis and recent improvements in extracting and stimulation technologies are providing a unique opportunity:

  Poorly producing wells and smaller properties often are run without access to technical expertise and are not maintained correctly. Often, production can be increased simply by a small investment in maintenance and updated equipment.
  Small property owners looking to “cash out” are too small for large operators.
  Producers do not have access to funds for production optimization like stimulation or well depth modification.
  Down spacing. Several locations are candidates for higher well densities and increased production, which, combined with a drastic drop in drilling and pumping equipment costs, make established reserves development desirable.

  New low cost technologies applicable to low/non-producing small plots. Recent improvement in technologies, once difficult to control, like nitrogen stimulation or, too expensive to implement on a small

  Hydrogen/Electric Vehicles

  The emerging fuel cell and hydrogen vehicle industry offers a technological option to increasing worldwide energy costs coupled with, the long-term availability of petroleum reserves and environmental concerns.

  Fuel cell, bio-diesel, electric and hydrogen hybrid vehicles, as a result of higher efficiency, reduced noise and lower tailpipe emissions, have emerged as a potential alternative to existing conventional internal combustion engine vehicles. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our hydrogen and hybrid enabling products of fuel storage, fuel delivery, battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

  Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation have unveiled fuel cell vehicles. General Motors is anticipated to begin close to the end of the decade mass production of fuel cell vehicles; DaimlerChrysler is anticipated to begin by 2012 to 2015; and Toyota is anticipated to begin by 2015. A new study from Pike Research has emerged suggesting that fuel cell vehicles are ripe for an explosive increase in volume. Pike predicts fuel cell vehicles (FCVs) will reach 670,000 in annual sales volume by 2020. Though the predicted volume is much higher than we anticipated, the study suggests that automakers will adopt fuel cell technology at a rapid rate over the next ten years, leading to high annual output. Of the 670,000 in annual sales, the U.S. will lead the way with 134,049 FCVs, China will hold a close second at 129,241 and Germany will round out the top three with 126,783 annual sales of FCVs.

  We believe, as this technology of the future is being commercialized, this program has helped expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles.

  1) Intellectual Property

  The emerging fuel cell and hydrogen vehicle industry offers a technological option to increasing worldwide energy costs coupled with, the long-term availability of petroleum reserves and environmental concerns. Fuel cell, bio-diesel, electric and hydrogen hybrid vehicles, as a result of higher efficiency, reduced noise and lower tailpipe emissions, have emerged as a potential alternative to existing conventional internal combustion engine vehicles. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our hydrogen and hybrid enabling products of fuel storage, fuel delivery, battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

  Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation have unveiled fuel cell vehicles. General Motors is anticipated to begin close to the end of the decade mass production of fuel cell vehicles; DaimlerChrysler is anticipated to begin by 2012 to 2015; and Toyota is anticipated to begin by 2015. A new study from Pike Research has emerged suggesting that fuel cell vehicles are ripe for an explosive increase in volume. Pike predicts fuel cell vehicles (FCVs) will reach 670,000 in annual sales volume by 2020. Though the predicted volume is much higher than we anticipated, the study suggests that automakers will adopt fuel cell technology at a rapid rate over the next ten years, leading to high annual output. Of the 670,000 in annual sales, the U.S. will lead the way with 134,049 FCVs, China will hold a close second at 129,241 and Germany will round out the top three with 126,783 annual sales of FCVs.

  Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, a critical component to fuel cell vehicle commercialization. The South Coast Air Quality Management District located in Diamond Bar, Southern California, is positioning the Los Angeles, Orange and Riverside Counties to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, 30 hydrogen hybrid Toyota Priuses were obtained by fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, was to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe, as this technology of the future is being commercialized, this program has helped expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles. We, also, believe that this can be the model for other markets where fuel cell vehicles will emerge, such as North America, Europe and Asia-Pacific. As such, we intend to initially focus our marketing efforts of hydrogen hybrid systems in Southern California.

  As the strategic importance of national oil reserves becomes increasingly evident, the full exploitation of existing reserves and low yield wells have come under the spotlight.  In the United States, one in six barrels of oil produced comes from a marginal well. Such wells are defined as producing less than 10 barrels of crude per day.  In the U.S., marginal wells account for over 80% of all active wells. As new extraction technologies mature and become economically feasible for use on marginal wells, the potential value of these untapped resources increases.  In addition, recent economic turmoil and an aging population of independent oil producers has created a convergence of events that, together with  projected oil prices well over $70 per barrel, represent an unique opportunity for dynamic new entrants to the industry. For these reasons, the company remains confident that its long term plan to enter the traditional and alternative energy arenas will meet with significant success.

  Business Strategy

  1) Intellectual Property

  We intend to utilize the intellectual property to establish a position as a provider of high performance zero emission sports cars. We will leverage our alternative fuel, electronic control, electric and hybrid electric drive systems, and hydrogen handling and refueling capabilities and experience to select off-the-shelf components for assembly into a variety of hybrid energy vehicles. We will diversify our customer base for these vehicles to include OEMs, OEM dealer networks and other strategic alliance and distribution partners.

  Products

  1) Intellectual Property

  We will focus on marketing zero-emission Vehicles to a variety of alternate energy and green minded individuals, OEM dealer networks, as well as end-user consumers. We are uniquely positioned to leverage our knowledge and experience about alternative fuels, electronic controls, hydrogen and hybrid hydrogen/electric drive systems, and hydrogen handling and refueling. We intend to become part of the truly pollution free or reduced pollution solution and alternative energy conversion systems solution for today’s drivers.

  At the present time we are completing a working, proof of concept prototype vehicle suitable for testing and demonstration of performance. The production version concept body pictured below will need to be engineered for DOT crash testing. The body will have to be built and the interior designed. At the present time, third party products exist for the various components that Cheetah intends to install in the production version concept vehicle. We have not made public announcements regarding the availability of our new vehicle. We believe acquisition of supplies, costs of assembly and other costs related to the production of the Vehicles will require the investment of a material amount of our current and future assets. We intend to become a one stop solution to provide a truly pollution free or reduced pollution, alternative energy conversion solution for today’s drivers. To accomplish this we will be producing and marketing the following alternative energies vehicles:

  Cheetah EV (Electric Vehicle)

  We are designing and will be marketing a battery only, 425 HP, 1,350 FT/LB of torque, zero emission electric Supercar. This plugin battery electric drive system eliminates dependence on gasoline, and eliminates pollution associated with burning fossil fuels. As with other battery only electric vehicles the Cheetah EV will have a limited driving range.

  Cheetah HEV (Hydrogen Electric Vehicle)

  We will also offer the 425 HP, 1,350 FT/LB of torque, zero emission Supercar powered by the proprietary Cheetah hydrogen/electric hybrid drive system. Hydrogen fuel cells produce electricity on demand and as such are used as range extenders for electric vehicles. All of the performance attributes of the vehicle are determined by the battery dominant power train. The addition of this optional hydrogen/electric hybrid drive system is expected to provide a driving range of greater than 300 miles. This hydrogen/electric hybrid drive system also eliminates dependence on gasoline, and eliminates pollution associated with burning fossil fuels.

  Competition

  1) Intellectual Property

  In the fuel cell and hydrogen industry, our expertise will be in alternative fuel high performance vehicles. We do not manufacture fuel cells or fuel reformers or the parts we will use in our vehicles. We may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon, and from motor vehicle OEMs that develop alternative fuel systems internally. Also, Tesla, Fisker and Quantum are now the leading providers of alternative fuel technologies to the automotive industry and have already established a significant marketplace presence.

  We believe that our competitors, such as Tesla, Fisker and Quantum, have technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs whereas we are a recently formed company with a limited track-record. Our foreseeable competitors typically focus on proprietary components, whereas we will focus on integrating preexisting components into the “best-available composite vehicle”. Also, some offer complete packaged fuel systems based of their own advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

  Employees

  The Company currently has one (1) full-time management employee, and several consultants that provide services on an as needed basis.

  Subsidiaries

  Great American Coffee Company remains an inactive wholly-owned subsidiary with no current operations.

  Item 1A – RISK FACTORS

  Risk factors related to concentration of sales.

  The company’s future financial condition and results of operations will depend upon prices received for its oil and natural gas as well as the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty, and a variety of other factors beyond the Company’s control. These factors include worldwide political instability, especially in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

  No established market for our automotive technology.

  There is no established market for our automotive technology.  This technology has never been sold before and the risk exists for the establishment of a new market.  We are counting on a new market developing and that the new market will accept our technology as opposed to other alternatives.  The new market may not develop or may not develop in time to allow us to continue our operations.

  The Company’s lack of operating history.

  The Company had no operations prior to the transfer to the Company on July 31, 2008 of assets pursuant to the Assignment and Contribution Agreement with ICE, and the acquisition on April 23, 2010 of the business of extracting oil and natural gas from existing oil wells on 2600 acres in the state of Kansas.   We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

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

  Force Fuels Common Stock has little prior trading market or liquidity, and there can be no assurances that any trading market will develop.

  There is a minimal trading market for our Common Stock.   No assurance can be given that an orderly trading market or any trading market will ever develop for our Common Stock.

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

  General economic and market conditions.

  Item 2 - DESCRIPTION OF PROPERTY

  The Company signed a 24 month lease beginning October 1,2010 for 2478 square feet of space in a 3 storey office building located at 1503 South Coast Drive, Costa Mesa CA, 92626. The lease agreement has one 24 month option.

  Item 3 - LEGAL

  Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  PART II

  Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol FOFU.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended		High Bid		Low Bid

July 31, 2010		$1.15		$0.30
April 30, 2010		$3.75		$3.75
January 31, 2010	$	*	$	*
October 31, 2009	$	*	$	*

July 31, 2009	$	*	$	*
April 30, 2009	$	*	$	*
January 31, 2009	$	*	$	*
October 31, 2008	$	*	$	*

* Our common stock had no active trading market until April 27, 2010

  Holders

  We currently have 224 record holders of our common stock.

  Dividends

  We have never paid any cash dividends on shares of our Common Stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to apply any earnings to fund the development of our business.  The purchase of shares of Common Stock is inappropriate for investors seeking current or near term income.

  On January 29, 2009 the Company issued 60,000 shares of the Company’s Common Stock, to three individuals in exchange for professional and consulting services rendered, having a value of $6,000.
  On October 1, 2009 the company, pursuant to an employment agreement issued 1,000,000 shares, of its common stock to Oscar Luppi. valued at $30,000.

  On January 28, 2010 the Company issued 1,187,366 shares of the Company’s Common Stock, to 3 entities for consulting services, valued at $356,210.

  On March 16, 2010 the Company issued 22,000 shares of the Company’s Common Stock, to 2 entities, for consulting services, valued at $6,600.

  On March 30, 2010 the Company issued 150,000 shares of the Company’s Common Stock, to 2 entities for consulting services, valued at $45,000.

  On April 30, 2010 the Company issued 73,000 shares of the Company’s Common Stock to 16 convertible note holders to convert the notes to equity at a contractual value of $2.00 per share

  On June 25, 2010 the Company issued 650,000 shares of the Company’s Common Stock, to a lender, valued at $578,500; 150,000 of the shares are for consulting services and 500,000 of the shares are being held by the lender as collateral for a $100,000 loan made to the Company.

  On July 31, 2010 the Company issued 10,000 shares of the Company’s Common Stock, to 1 convertible note holder, to convert a note to equity, valued at the contractual value of $10,000.

  Subsequent to July 31, 2010 the Company issued 181,746 shares of the Company’s Common Stock, to 2 entities for consulting services; 50,000 shares were valued at $25,000; 31,746 were valued at $33,333; and 100,000 were valued at $65,000; and 60,000 shares to a lender as partial compensation, for a $30,000 loan, valued at $15,600. Each of the issuances described above was a privately negotiated transaction made in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

  As of the close of business on December 15, 2010, there were 7,841,875 shares of our Common Stock, par value $0.001 per share, issued and outstanding,

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

  On November 17, 2009 the Company engaged Kabani and Company, Inc. as its registered public accounting firm. Kabani and Company resigned on November 15, 2010. There were no significant disagreements between Kabani and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Kabani and Company would have caused Kabani and Company to make reference to the matter in its reports on the Registrants financial statements for such yearts.
  On November 16, 2010 the Company engaged Sadler, Gibb and Associates as its registered public accounting firm.

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

  PART IV

  Item 15 - EXHIBITS

  Please see the Exhibit Index located behind the signature page

  FORCE FUELS, INC. AND SUBSIDIARY

  (A DEVELOPMENT STAGE COMPANY)

  July 31, 2009 and 2010

  Financial statements to be filed by amendment.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: December 16, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

  EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6(6)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

   _____________________

  * This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.