Form 10-K/A
period 2010-07-31
FORCE FUELS INC.
filed 2010-12-16
CIK 1182011

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
Yes  ☐    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format
Yes  ☐    No  ☒

 FORCE FUELS, INC.

TABLE OF CONTENTS

		PAGE
PART I.

Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 8.	Financial Statements (see pages F-2 through F-4)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A(T).	Controls and Procedures	11
Item 9B.	Other Information	11

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	12
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accounting Fees and Services	16
Item 15.	Exhibits, Financial Statement Schedules	16
Financial Statements		F-1
Signature Page		15
Exhibit Index		16

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

  PART IV

  Item 15 - EXHIBITS

  Please see the Exhibit Index located behind the signature page

  FORCE FUELS, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)

  July 31, 2009 and 2010

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at July 31, 2009 and 2010	F-2

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2009 and 2010 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-3

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended July 31, 2009 and 2010 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2009 and 2010 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-5

Notes to the Consolidated Financial Statements	F-6

  FORCE FUELS, INC. AND SUBSIDIARY

  (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED BALANCE SHEETS

	July 31, 2010	July 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$86,842	$-
Account receivable, net	7,451	-
Inventory, net	81,980	-
Prepaid expenses	10,000	-

Total Current Assets	186,273	-

OIL AND GAS PROPERTY, NET	1,256,967	-
PROPERTY AND EQUIPMENT, NET	147,512	21,649
PURCHASED INTELLECTUAL PROPERTY RIGHT, NET	-	387,000

	$1,590,752	$408,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$224,260	$45,375
Notes payable, net	143,290	62,408
Notes payable for acquisition of oil and gas property, net	1,362,500	-
Current portion of Intellectual property right payable	-	100,000
Due to related parties	310,830	333,189

Total Current Liabilities	2,040,880	540,972

NON CURRENT LIABILITIES:
Asset retirement obligation	36,622	-
Intellectual property right payable, net of current portion	-	300,000

Total Non Current Liabilities	36,622	300,000

Total Liabilities	2,077,502	840,972

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
6,975,130 and 7,682,763 shares issued and outstanding, respectively	6,975	7,683
Additional paid-in capital	2,313,763	329,750
Deficit accumulated during development stage	(2,807,489)	(769,756)

Total Stockholders' Deficit	(486,750)	(432,323)

Total Liabilities and Stockholders' Deficit	$1,590,752	$408,649

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY

   (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		For the period from July 15, 2002 (inception) through
	July 31, 2010	July 31, 2009	July 31, 2010

REVENUES:
Oil and gas	$7,451	$-	$7,451

OPERATING EXPENSES:

Well operating costs	25,000	-	25,000
Research and development	-	115,434	115,434
Salary and wages - officers	303,580	105,500	409,080
Stock based compensation	940,873	-	1,135,806
General and administrative expenses	457,872	176,767	809,740

Total operating expenses	1,727,325	397,701	2,495,060

NET LOSS FROM OPERATIONS	(1,719,874)	(397,701)	(2,487,609)

OTHER INCOME (EXPENSES) :
Loss on settlement of debt	(279,014)	-	(279,014)
Interest expense	(38,845)	(2,022)	(40,866)

Total other income (expenses)	(317,859)	(2,022)	(319,880)

NET LOSS BEFORE TAXES	(2,037,733)	(399,723)	(2,807,489)

INCOME TAXES	-	-	-

NET (LOSS) INCOME	$(2,037,733)	$(399,723)	$(2,807,489)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.26)	$(0.05)

Weighted Average Common Shares Outstanding
- basic and diluted	7,773,790	7,650,213

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
	Number of		Paid-in	Treasury	Development	Stockholders'
	Shares	Par Value	Capital	Stock	Stage	Equity (Deficit)

Balance, July 15, 2002	-	$-	$-	$-	$-	$-

Sale of common stock
in March 2006	175,000	175	425,825	-	-	426,000
Adjustment on reverse acquisition
in March 2006	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)
Purchase of treasury stock
on June 6, 2006	-	-	-	(75,000)	-	(75,000)
Net loss	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock
on May 12, 2008	(1,100,000)	(1,100)	(308,900)	310,000	-	-
Issuance of shares for services
on May 12, 2008	3,700,000	3,700	107,300	-	-	111,000
Issuance of shares for services
on June 18, 2008	2,797,763	2,798	81,135	-	-	83,933
Issuance of shares in connection with
assets assignment agreement
on July 31, 2008	1,000,000	1,000	29,000	-	-	30,000
Net loss	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Issuance of shares for services
on February 14, 2009	60,000	60	5,940	-	-	6,000
Net loss for the year	-	-	-	-	(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	7,683	329,750	-	(769,756)	(432,323)

Cancelation, on August 31, of shares
previously issued for consulting fees	(2,500,000)	(2,500)	2,500	-	-	-
Issuance of shares as signing bonus	1,000,000	1,000	29,000	-	-	30,000
Cancelation, on December 9, of shares
previously issued for consulting fees	(700,000)	(700)	700	-	-	-
Cancelation, on December 9, of shares
previously issued in connection with
assets assignment agreement	(600,000)	(600)	600	-	-	-
Issuance of shares, on January 28,
for consulting fees	1,122,366	1,122	335,588	-	-	336,710
Issuance of shares on March 16 and
March 30 for consulting services	172,000	172	51,428	-	-	51,600
Conversion of notes payable to
shares on January 28 and April 30	138,000	138	561,476	-	-	561,614
Issuance of shares on June 25 for
consulting services	150,000	150	133,350	-	-	133,500
Issuance of shares on June 25 as
collateral for loan	500,000	500	444,500	-	-	445,000
Conversion of note payable on July 31	10,000	10	9,390	-	-	9,400
Forgiveness of debt by shareholder	-	-	339,687	-	-	339,687
Fair value of warrants granted	-	-	75,794	-	-	75,794
Net loss for the year	-	-	-	-	(2,037,733)	(2,037,733)

Balance, July 31, 2010	6,975,129	$6,975	$2,313,763	$-	$(2,807,489)	$(486,750)

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY
  (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		For the period from July 15, 2002 (inception) through
	July 31, 2010	July 31, 2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,037,733)	$(399,723)	$(2,807,489)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	12,437	2,601	15,038
Amortization	-	43,000	43,000
Loss on settlement of debt	279,014	-	279,014
Amortization of discount on debt	27,830	-	27,830
Stock based compensation	1,480,966	6,000	1,681,899
Fair value of warrants	40,063	-	240,996
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-	(10,000)
Accounts receivable	(7,451)	-	(7,451)
Accrued expenses	178,885	(23,416)	214,760

NET CASH USED IN OPERATING ACTIVITIES	(35,989)	(371,538)	(523,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil property	(100,000)	-	(100,000)
Purchase of test equipment	-	(24,250)	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(24,250)	(124,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Repayment of notes payable	(100,000)	-	(100,000)
Proceeds from notes payable	-	62,408	62,408
Due to related parties	322,830	333,189	656,019

NET CASH PROVIDED BY FINANCING ACTIVITIES	222,830	395,597	734,427

NET CHANGE IN CASH & CASH EQUIVALENTS	86,841	(191)	86,841

Cash & Cash Equivalents at Beginning of Period	-	191	-

Cash & Cash Equivalents at End of Period	$86,841	$-	$86,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$6,545	$-	$6,545
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property right	$-	$-	$430,000
Conversion of Notes Payable into equity	$251,000	$-	$251,000
Issuance of Promissory Note for Investment in Oil Lease Rights	$1,400,000	$-	$1,400,000

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A DEVELOPMENT STAGE COMPANY)

  Notes to the Consolidated Financial Statements

  NOTE 1 - ORGANIZATION AND OPERATIONS

  DSE Fishman, Inc. (a development stage company) (“DSE Fishman”) was incorporated under the laws of the State of Nevada in July 2002.   On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“Force Fuels” or the “Company”).  At that time the primary focus of the Company became the development and marketing of a proprietary, zero emission hydrogen fuel cell/electric battery hybrid drive system for automotive utilization. In October 2009 the company retained new management and began the process of exploring the feasibility of acquiring, developing and marketing of green energy products as well as regulated and standardized energy based products, including traditional hydrocarbon based oil and gas and solar and wind energy.

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

  In April 2010, the Assignment and Contribution Agreement was further amended.  The parties mutually agreed that the irrevocable, perpetual, non-exclusive, royalty-free license to use manufacture and exploit all technology, know-how, designs, algorithms and proprietary information of ICE as described in that agreement shall be replaced with the irrevocable, perpetual, non exclusive, royalty-free license to use, manufacture and exploit all technology, know-how, designs, algorithms and proprietary information of ICE. For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  The Parties further agree that the $400,000 purchase obligation is hereby cancelled as well as the $339,689 that was to be reimbursed to ICE. As a result of the above transaction, the Company recorded a gain on settlement of debt amounting to $739,689 for the nine months ended April 30, 2010.

  Agreement with Pemco LLC

  On April 23, 2010 the company entered into an agreement with Pemco, LLC to purchase, free and clear of encumbrances, thirteen (13) separate leases containing oil producing wells.  The purchase price of one million five hundred thousand dollars ($1,500,000) included all of the associated equipment already in place and approximately nine hundred sixty (960) barrels of oil in storage.  The remaining purchase price of nine hundred thousand ($900,000) is secured by a collateralized, non interest bearing promissory note payable at the rate of one hundred thousand dollars ($100,000) per month, for nine months and an agreement with Energy Recovery Systems for the remaining five hundred thousand ($500,000), the terms of which have not been finalized as of the date of this report. No payments have been made on the Pemco note and discussions are ongoing with regard to an appropriate resolution.

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying audited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K. The consolidated financial statements include the accounts of the Company and Great American.  All inter-company balances and transactions have been eliminated.

  Reclassification

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

  Development stage company

  The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”)(ASC 915).  The Company is still devoting substantially all of its efforts to establishing the businesses. Subsequent to July 31, 2010 revenue has been received from the oil leases.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

  Property and equipment, net

  Property and equipment were recorded at cost through January 31, 2010. Depreciation was computed using the straight-line method over useful lives of 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred.
  The capitalized cost of the oil properties will be amortized based on the unit –of-- production method.  Costs incurred for property acquisition and further development activity will be capitalized and amortized as previously noted.

  Purchased intellectual property right

  The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”)(ASC 350) for purchased intellectual property right.  Under the requirements as set out in SFAS No. 142(ASC 350), the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Purchased intellectual property right is carried at cost.

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

  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $1,597,928 at July 31, 2010 and had a net loss of $828,172 for the fiscal year ended July 31, 2010 with no revenues since inception.  Although the company has not recorded revenue through July 31, 2010, it has been accumulating an inventory of oil, in storage tanks, and has recorded revenue during the subsequent quarter.

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

  NOTE 4 – PROPERTY AND EQUIPMENT, NET

  The Company’s property and equipment as of July 31, 2010 and July 31, 2009 are summarized as follows:

	July 31, 2010	July 31, 2009
Office equipment and computers	$24,250	$24,250
Less: accumulated depreciation	(4,335)	(2,601)
Property and equipment, net	$19,915	$21,649

  Depreciation expense for the fiscal years ended July 31, 2010 and 2009 was $1,734 and $2,601 respectively.

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

  Purchased intellectual property right, at cost, at July 31, 2010 and July 31, 2009, consisted of the following:

	July 31, 2010	July 31, 2009
PurPurchased intellectual property right at cost	$347,500	$430,000
Accumulated amortization	-	(43,000)
	$347,500	$387,000

  Amortization expense for the fiscal year ended July 31, 2010 and 2009 was $21,500 and $43,000 respectively. No amortization was charged on the exchanged asset as it is still in the development stage.

  NOTE 6 – PURCHASE OF OIL PROPERTIES

  On April 23, 2010 the company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $1,446,855 and approximately nine hundred sixty (960) barrels of oil in storage amounting to $53,145 which has been considered as inventory in the accompanying financials) and was to be paid by a deposit on closing of $100,000; a remaining balance of $900,000, owing to Pemco, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report.

  NOTE 7 – NOTE PAYABLE

  Notes payable at July 31, 2010 and July 31, 2009 consisted of the following:

	July 31, 2010	July 31, 2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	-
Note payable on July 16, 2010, 10% interest, secured by the pledge of 500,000 shares of the Company’s common stock, due 90 days following the date on which the funds were delivered.	100,000
		-
Total	$173,066	$62,408

  Above notes payable are to unrelated parties and interest expense for the fiscal year ended July 31, 2010 and 2009 was $11,015.53 and $2,022. respectively.

  During the fiscal year ended July 31, 2010 the Company sold $261,000 worth of convertible promissory notes.  As of July 31, 2010 all those notes were converted to 148,000 common shares.

  NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

  Common Stock

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

  On March 16, 2010 and March 30, 2010 the Company issued 172,000 shares, of its common stock, expensed at $.30 per share, to various consultants for services provided to the company.

  Between March 1 and April 30, 2010 the Company issued 138,000 shares to investors who had, previously, purchased convertible promissory notes.

  On June 25, 2010 the Company issued 150,000 shares, of its common stock as partial compensation, and 500,000 shares, of its common stock, as collateral for a $100,000 loan, expensed at $.89 per share.

  On July 31, 2010 the Company issued 10,000 shares, of its common stock, at a value of $1.00 per share to an investor who had previously purchased a convertible promissory note.

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

  The company has not issued any options out of the above plan and hence, no options were outstanding as of July 31, 2010.

  NOTE 9 – RELATED PARTY TRANSACTIONS

  On August 31, 2009, in order to complete a previously entered into verbal understanding, Lawrence Weisdorn’s 2,500,000 common shares were returned to the company and canceled.

  Advances from related parties

  Advances from related parties at July 31, 2010 and July 31, 2009 consist of the following:

	July 31, 2010	July 31, 2009
AdAdvances from ICE and significant stockholders	$310,830	$333,189

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

FORCE FUELS, INC.

Date: December 15, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

  EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6(6)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

   _____________________

  * This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.

  15