Form 10-K/A
period 2010-07-31
FORCE FUELS INC.
filed 2010-12-23
CIK 1182011

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 22, 2010 is 7,841,875, all of one class, $.001 par value per share, of which 4,841,875 were held by non-affiliates of the registrant.

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
Yes  ☐    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

Transitional Small Business Disclosure Format
Yes  ☐    No  ☒

FORCE FUELS, INC.

TABLE OF CONTENTS

		PAGE
PART I.

Item 1.	Business	1
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 8.	Financial Statements (see pages F-2 through F-4)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A(T).	Controls and Procedures	12
Item 9B.	Other Information	12

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	13
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	18
Item 14.	Principal Accounting Fees and Services	18
Item 15.	Exhibits, Financial Statement Schedules	19
Financial Statements		F-1
Signature Page		15
Exhibit Index		16

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

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.

On July 31, 2008 we entered into an assignment and contribution agreement (“Assignment and Contribution Agreement”) with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of electric drive systems for installation in short-haul commercial trucks.  The transactions contemplated by the Assignment and Contribution Agreement include:

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

In Junel 2010, the agreement was amended effective April 2010.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights.

In the first half of the year, we began expanding our activities in other energy-related fields with the intention of developing its presence in the traditional and alternative energy fields. The first step toward the implementation of our strategy involved the acquisition of 13 developed oil leases in Southern Kansas through the signing of a purchase agreement with PEMCO, an Oklahoma Oil Field operator.  In the last few months, the Company has been finalizing financing, building a technical infrastructure and developing a plan for the refurbishing and development of the oil leases.

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

  Cheetah EV (Electric Vehicle)

  We are designing and will be marketing a battery only, 400 HP, 1,400 FT/LB of torque, zero emission electric Supercar. This plugin battery electric drive system eliminates dependence on gasoline, and eliminates pollution associated with burning fossil fuels. As with other battery only electric vehicles the Cheetah EV will have a limited driving range.

  Cheetah HEV (Hydrogen Electric Vehicle)

  We will also offer the 400 HP, 1,400 FT/LB of torque, zero emission Supercar powered by the proprietary Cheetah hydrogen/electric hybrid drive system. Hydrogen fuel cells produce electricity on demand and as such are used as range extenders for electric vehicles. All of the performance attributes of the vehicle are determined by the battery dominant power train. The addition of this optional hydrogen/electric hybrid drive system is expected to provide a driving range of greater than 300 miles. This hydrogen/electric hybrid drive system also eliminates dependence on gasoline, and eliminates pollution associated with burning fossil fuels.

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

  We believe that our competitors, such as Tesla, Fisker and Quantum, have technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs whereas we are a recently formed company with a limited track-record. Our foreseeable competitors typically focus on proprietary components, whereas we will focus on integrating preexisting components into the “best-available composite vehicle”. Also, some offer complete packaged fuel systems based upon their own advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

  Employees

  The Company currently has one (1) full-time management employee, and several consultants that provide services on an as needed basis.

  Subsidiaries

  Great American Coffee Company remains an inactive wholly-owned subsidiary with no current operations.

  Item 1A – RISK FACTORS

  Risk factors related to concentration of sales.

  Our future financial condition and results of operations will depend upon prices received for our oil and natural gas as well as the costs of finding, acquiring, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty, and a variety of other factors beyond our control. These factors include worldwide political instability, especially in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternative fuels.

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

  Our lack of operating history.

  We had no operations prior to the transfer to the Company on July 31, 2008 of assets pursuant to the Assignment and Contribution Agreement with ICE, and the acquisition on April 23, 2010 of the business of extracting oil and natural gas from existing oil wells on 2600 acres in the state of Kansas.   We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

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

  We will need financing which may not be available.

  We have not established a source of equity or debt financing and will require such financing to establish our business and implement our strategic plan.  If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

  The trading price of our Common Stock is likely to be subject to significant fluctuations.

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

  Item 2 - DESCRIPTION OF PROPERTY

  The Company signed a 24 month lease beginning October 1, 2010 for 2,478 square feet of space in an office building located at 1503 South Coast Drive, Costa Mesa CA, 92626. The lease agreement has one 24 month extension option.

  Item 3 - LEGAL

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

  Recent Sales of Unregistered Securities

  On January 29, 2009 the Company issued 60,000 shares of the Company’s common stock to three individuals in exchange for professional and consulting services rendered at $0.10 per share having an aggregate value of $6,000.

  On October 1, 2009 the Company, pursuant to an employment agreement issued 1,000,000 shares of its common stock to Oscar Luppi at $0.30 per share, having a value at $300,000.

  On January 28, 2010 the Company issued 1,122,366 shares of the Company’s common stock to three entities for consulting services, at $0.30 per share, having an aggregate value of $336,710.

  On March 16, 2010 the Company issued 22,000 shares of the Company’s common stock to two entities for consulting services rendered at $0.30 per share, having an aggregate value of $6,600.

  On March 30, 2010 the Company issued 150,000 shares of the Company’s common stock to two entities for consulting services rendered at $0.30 per share, having an aggregate value of $45,000.

  On April 30, 2010 the Company issued 138,000 shares of the Company’s common stock upon conversion of promissory notes at an average price of $4.07 per share, having an aggregate value of $561,613.

  On June 25, 2010 the Company issued 150,000 shares of the Company’s common stock, to a lender as a loan inducement fee. The shares were valued at $0.89 per share, having an aggregate value of $133,500.

  On July 31, 2010 the Company issued 10,000 shares of the Company’s common stock upon conversion of a promissory note at a price of $0.94 per share, having an aggregate value of $9,400.

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

  As of the close of business on December 22, 2010, there were 7,841,875 shares of our Common Stock, par value $0.001 per share, issued and outstanding.

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

  Results of Operations

  Revenues

  During the year ended July 31, 2010, we realized our first oil revenues. We realized $7,451 from the sale of oil produced by our Kansas wells compared to $-0- during 2009.

  Operating expenses

  Our operating expenses for the year ended July 31, 2010 totaled $1,915,561 compared to $397,701 for 2009. The increase was primarily the result of significant increases in stock based compensation, impairment of intellectual property rights, and general and administrative expenses. We issued stock and warrants to various consultants. The stock based compensation expense in 2010 was $300,000 compared to $6,000 in 2009. Our research and development expense decreased from $115,434 in 2009 to $-0- in 2010 as we focused on our oil projects. Our general and administrative expenses increased from $170,767 in 2009 to $1,022,481 in 2010. Officer compensation expense increased from $105,500 in 2009 to $224,080 in 2010.

  Other Income (Expenses)

  During 2010 we recorded a loss on the settlement of debt of $310,014 compared to $-0- in 2009. We also recorded a loss on disposal of assets in the amount o f$19,915 during the year ended December 31, 2010, of which there was no comparable loss during 2009. Our interest expense increased from $2,022 in 2009 to $43,850 in 2010.

  Net Loss

  Our net loss for the year ended July 31, 2010 was $2,281,889 compared to $399,723 for 2009. This translates to $0.29 per share compared to $0.05, respectively.

  Liquidity and Cash Flows

  We used $181,316 of cash in our operating activities during the year ended July 31, 2010 compared to $371,538 during 2009. The increased loss was due to our expansion in to the oil extraction industry.

  We used $24,250 of cash in our investing activities to purchase equipment in 2009 compared to $-0- in 2010.

  We had net cash provided by financing activities of $268,158 during the year ended July 31, 2010 compared to $395,597 during 2009. During 2010 we used $100,000 of cash to repay notes payable. We received $356,158 as proceeds from notes payable during 2010 compared to $62,408 during 2010. We also received $12,000 pursuant to related party notes payable during 2010, compared to $333,189 in 2009.

  We have $86,842 of cash on hand as of July 31, 2010. We expect to receive substantial revenues from our oil production but the revenues will not be sufficient to meet our cash flow requirements. We also had a deficit in working capital of $1,856,684 as of July 31, 2010. Accordingly, we expect to continue to rely on the sale of our debt and equity instruments for at least the next 12 months.

  Recently issued accounting pronouncements.

  In May 2009, the FASB issued ASC 855 (previously SFAS 165, Subsequent Events). ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2010 and will be applied prospectively. The Company adopted the requirements of this pronouncement during the quarter ended July 31, 2010. The adoption of SFAS 165 did not have an impact on its consolidated results of operations or consolidated financial position.

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

  Our business is not seasonal.

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

  On November 17, 2009 the Company engaged Kabani and Company, Inc. as its registered public accounting firm. Kabani and Company resigned on November 15, 2010. There were no significant disagreements between Kabani and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Kabani and Company would have caused Kabani and Company to make reference to the matter in its reports on the Registrants financial statements for such years.

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

  The Certifying Officer assessed the effectiveness of our internal control over financial reporting as of July 31, 2009.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, he concluded that our internal control over financial reporting as of July 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

  As of July 31, 2010 the Certifying Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

  Donald Hejmanowski – Director and Corporate Secretary

  Don has served as a Director of the Company and Corporate Secretary from November 1, 2009 to the present.  He is also currently the Secretary, Treasurer and a Director of H Y D, Inc., a Nevada corporation, a position he has held from 2002 to the present. HYD is in the business of providing business consulting services. Mr. Hejmanowski also served as the Vice-President of Corporate Communications and a Director of Vision Industries Corp. from December 2008 until May 2010.  Vision Industries Corp. is a provider of electric/hydrogen hybrid powered vehicles and turnkey hydrogen fueling systems.  He also has served as a Director of Ice Conversions, Inc., a California corporation, from November 2005 to March 2010. Ice Conversions is in the business of developing electric drive systems for installation in short-haul commercial trucks.   From April 2006 to February 2009, he served as a Director of US Farms, Inc., a Nevada corporation.

  US Farms, Inc. is a diversified commercial farming and nursery company.  From January 2006 to September 2007, he was a Director of Cyclone Energy, Inc., a California corporation that sought to develop, distribute, and market alternative fuels and hydrogen fuels through the existing gas station infrastructure. He also served as a Director of LitFunding Corp. from June 2005 to September 2006. LitFunding Corp. provided funding for litigation primarily for plaintiffs’ attorneys. From November 2002 to April 2005, Don served as a consultant to American Water Star, Inc. a water bottling and distribution company.

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

  SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Lawrence Weisdorn (1),	2008	$39,500 (2)	$75,000 (3)	--	$114,500
Ex-President, CEO, CFO,	2009	$180,000 (2)			$180,000
and director

Donald Hejmanowski (4),	2008	--	$36,000 (5)	--	$36,000
Secretary and director	2009	$38,637 (6)			$41,137
	2010	$60,000

Thomas C. Hemingway) (7)	2008	--	$25,500 (8)	--	$25,500
Ex-President, CEO, CFO,	2009	-			-
and Chairman	2010	$60,000

Oscar Luppi (9)	2008	-	-	-	-
Chairman, President and Chief	2009	-	-	-	-
Executive Officer	2010	$250,000	-	-	-

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

(4)(6)

  Pursuant to an employment agreement effective October 21, 2008, Donald Hejmanowski was appointed Secretary and Vice President of Business Development of the Company and was entitled to remuneration of  $6,500 per month.  That fee was accrued through April 30, 2009.  The employment agreement was cancelled effective May 1, 2009 and the accrued amount of $38,637 was written off. A compensation agreement was entered into on October 29,2009 to remunerate him at the rate of $5,000 per month effective November 1, 2009.

(5)	Grant of 1,200,000 shares valued at $0.03 per share pursuant to a consulting agreement entered into May 12, 2008.

(7)

  Thomas C. Hemingway served as the Company’s President, Chief Executive Officer and Chief Financial Officer from May 9, 2006 to October 21, 2008 and served as the Company’s Chairman through September 30, 2009. A compensation agreement was entered into on October 29,2009 to remunerate him at the rate of $5,000 per month effective November 1, 2009.

(8)	Grant of 850,000 shares valued at $0.03 per share for services rendered to the company.

(9)

  On October 1,2009 Mr. Luppi entered into an employment agreement with the company where-by he was appointed Chairman, President and Chief Executive Officer receiving an annual base salary of $250,000 and a signing bonus of  1,000,000 shares of the company’s common stock.

  DIRECTOR COMPENSATION

  Our current directors received no compensation for their services as director during fiscal years 2008 and 2009.  There were no stock options granted to directors during fiscal years 2008 and 209, other than those referred to, in Item 11(9),   above and no other director stock options are currently outstanding.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent of Class

Thomas C. Hemingway 4630 Campus Dr. Ste. 101 Newport Beach CA 92660	1,000,000	(2)	12.76%

Oscar Luppi 1503 South Coast Dr. Ste. 206 Costa Mesa, CA 92626	1,000,000	(2)	12.76%

Donald Hejmanowski 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	500,000	(2)	6.38%

All Directors and Officers as a group (3 persons)	2,500,000	(2)	31.9%

ICE Conversions, Inc. (3) 22525 Pacific Coast Hwy, Suite #101 Malibu, CA 90265	400,000	(4)	5.10%

Gary Cohee PMB Securities 4630 Campus Dr. Suite 101 Newport Beach, CA 92660	1,000,000		12.76%

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

  On June 23, 2008, 1,500,000 shares were issued to ICE pursuant to a Joint Venture Agreement dated May 12, 2008.  The Joint Venture Agreement was replaced by an Assignment and Contribution Agreement effective July 31, 2008 whereby ICE transferred certain assets and intellectual property rights to the Company in exchange for Common Stock of the Company and a cash payment totaling $400,000.  The Company had granted ICE a first priority perfected security interest in the Company's business and assets in order to secure the Company’s obligation to pay that $400,000 to ICE.  Until payment in full of that amount, the Company also could not sell, transfer or encumber any such assets without Ice’s prior written consent.  Failure to pay the obligation when due would likely result in a foreclosure upon the assets.  Pursuant to the Assignment and Contribution Agreement, One million one hundred thousand of of the 1,500,000 shares previously issued to ICE were cancelled.

  Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our former principal accountants, Li & Company, PC billed us approximately $12,000 for professional services rendered in connection with our Quarterly Reports on Form 10-Q for the periods ended October 31, 2007, January 31, 2008 and April 30, 2008 and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal year ended July 31, 2008.

  Our former principal accountants, Kabani and Company, Inc., billed us approximately $10,000 for professional services rendered in connection with our Quarterly Reports on Form 10-Q for the periods ended October 31, 2008, January 31, 2009 and 2010, and April 30, 2009 and 2010, and for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal year ended July 31, 2009.

  Our principal accountants, Sadler, Gibb & Associates, billed us approximately $20,000 for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal year ended July 31, 2010.

  Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended July 31, 2010 and 2009.

  PART IV

  Item 15 – EXHIBITS

  Please see the Exhibit Index located behind the signature page

  FORCE FUELS, INC. AND SUBSIDIARY

  (A DEVELOPMENT STAGE COMPANY)

  July 31, 2010 and 2009

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at July 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2010 and 2009 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended July 31, 2009 and 2010 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2009 and 2009 and for the Period from July 12, 2002 (Inception) through July 31, 2010	F-7

Notes to the Consolidated Financial Statements	F-8

  SADLER, GIBB & ASSOCIATES, LLC

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors
  Force Fuels, Inc.
  (A Development Stage Company)

  We have audited the accompanying balance sheet of Force Fuels, Inc. as of July 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from inception on July 15, 2002 through July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Force Fuels, Inc. as of July 31, 2009, were audited by other auditors whose report dated December 23, 2009, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Force Fuels, Inc. as of July 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception on July 15, 2002 through July 31, 2010, in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $3,051,645 as of July 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Sadler, Gibb & Associates, LLC

  Salt Lake City, UT
  December 22, 2010

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders
  Force Fuels, Inc.

  We have audited the accompanying consolidated balance sheet of Force Fuels, Inc. (A Development Stage Company) as of July 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended July 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Force Fuels, Inc. as of July 31, 2009, and the results of its consolidated statements of operations, stockholders' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. .  As discussed in Note 3 to the financial statements, the Company had incurred cumulative losses of $769,756 and net losses of $399,723 for the year ended July 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Kabani & Company, Inc.
  CERTIFIED PUBLIC ACCOUNTANTS
  Los Angeles, California
  December 23, 2009

  FORCE FUELS, INC. AND SUBSIDIARY
  (A Development Stage Company)
  Consolidated Balance Sheets

	July 31,	July 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$86,842	$-
Account receivable, net	7,451	-
Inventory, net	81,980	-
Prepaid expenses	10,000	-

Total Current Assets	186,273	-

OIL AND GAS PROPERTY, NET	1,258,292	-
PROPERTY AND EQUIPMENT, NET	133,361	21,649
PURCHASED INTELLECTUAL PROPERTY RIGHT, NET	-	387,000

TOTAL ASSETS	$1,577,926	$408,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$224,259	$45,375
Notes payable, net	139,747	62,408
Notes payable for acquisition of oil and gas property, net	1,368,121	-
Current portion of Intellectual property right payable	-	100,000
Due to related parties		333,189
Accrued officer salaries	310,830	-

Total Current Liabilities	2,042,957	540,972

NON CURRENT LIABILITIES:
Asset retirement obligation	36,622	-
Intellectual property right payable, net of current portion	-	300,000

Total Non Current Liabilities	36,622	300,000

TOTAL LIABILITIES	2,079,579	840,972

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
6,475,129 and 7,682,763 shares issued, respectively; 6,975,129 and
7,682,763 shares outstanding, respectively (Note 8)	6,475	7,683
Additional paid-in capital	2,543,518	329,750
Deficit accumulated during development stage	(3,051,645)	(769,756)

Total Stockholders' Deficit	(501,653)	(432,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,577,926	$408,649

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY
  (A Development Stage Company)
  Consolidated Statements of Operations

			For the Period
			From Inception
			on July 15,
	For the Years Ended		2002 Through
	July 31,		July 31,
	2010	2009	2010

REVENUES - OIL AND GAS	$7,451	$-	$7,451

OPERATING EXPENSES
Well operating costs	25,000	-	25,000
Research and development	-	115,434	115,434
Salary and wages - officers	224,080	105,500	329,580
Stock based compensation	300,000	6,000	494,933
Impairment of intellectual property rights	344,000	-	344,000
General and administrative expenses	1,022,481	170,767	1,374,348

Total operating expenses	1,915,561	397,701	2,683,295

NET LOSS FROM OPERATIONS	(1,908,110)	(397,701)	(2,675,844)

OTHER INCOME (EXPENSES)
Loss on settlement of debt	(310,014)	-	(310,014)
Loss on disposal of assets	(19,915)	-	(19,915)
Interest expense	(43,850)	(2,022)	(45,872)

Total other income (expenses)	(373,779)	(2,022)	(375,801)

NET LOSS BEFORE TAXES	(2,281,889)	(399,723)	(3,051,645)

INCOME TAXES	-	-	-

NET LOSS	$(2,281,889)	$(399,723)	$(3,051,645)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED	$(0.29)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	7,773,790	7,650,213

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY
  (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-in	Treasury	Development	Equity
	Shares	Amount	Capital	Stock	Stage	(Deficit)

Balance at inception on July 15, 2002	-	$-	$-	$-	$-	$-

Common shares issued in March, 2006 for
cash at an average price of $2.43 per share	175,000	175	425,825	-	-	426,000

Adjustment on reverse acquisition
in March, 2006	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)

Treasury stock purchased in June, 2006	-	-	-	(75,000)	-	(75,000)

Net loss for the period from inception on
July 15, 2002 through July 31, 2006	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss for the year ended July 31, 2007	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock in May, 2008	(1,100,000)	(1,100)	(308,900)	310,000	-	-

Common shares issued in May, 2008 for
services rendered at $0.03 per share	3,700,000	3,700	107,300	-	-	111,000

Common shares issued in June, 2008 for
services rendered at $0.03 per share	2,797,763	2,798	81,135	-	-	83,933

Common shares issued in June, 2008 at
$0.03 per share in onnection with assets
assignment agreement	1,000,000	1,000	29,000	-	-	30,000

Net loss for the year ended July 31, 2008	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Common shares issued in February, 2010
for services rendered at $0.10 per share	60,000	60	5,940	-	-	6,000

Net loss for the year ended July 31, 2009	-	-	-	-	(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY
  (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity (Deficit)
  (Continued)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-in	Treasury	Development	Equity
	Shares	Amount	Capital	Stock	Stage	(Deficit)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Common shares issued in October, 2009
for signing bonus at $0.30 per share	1,000,000	1,000	299,000	-	-	300,000

Common shares issued in January, 2010
for services rendered at $0.30 per share	1,122,366	1,122	335,588	-	-	336,710

Common shares issued in March, 2010
for services rendered at $0.30 per share	172,000	172	51,428	-	-	51,600

Common shares issued in April, 2010
upon conversion of debt at an average
price of $4.07 per share	138,000	138	561,476	-	-	561,613

Issuance of shares in June, 2010 for
as a loan inducement fee
at $0.89 per share	150,000	150	133,350	-	-	133,500

Common shares issued in July, 2010
upon conversion of promissory
note at $0.94 per share	10,000	10	9,390	-	-	9,400

Cancellation of common shares	(3,800,000)	(3,800)	3,800	-	-	-

Forgiveness of debt by shareholder	-	-	739,689	-	-	739,689

Fair value of warrants granted	-	-	80,047	-	-	80,047

Net loss for the year ended July 31, 2010	-	-	-	-	(2,281,889)	(2,281,889)

Balance, July 31, 2010	6,475,129	$6,475	$2,543,518	$-	$(3,051,645)	$(501,653)

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)
  Consolidated Statements of Cash Flows

			For the Period
			From Inception
			on July 15,
	For the Years Ended		2002 Through
	July 31,		July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,281,889)	$(399,723)	$(3,051,645)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	6,673	2,601	9,274
Amortization of intangible assets	43,000	43,000	86,000
Impairment of intellectual property rights	344,000	-	344,000
Loss on settlement of debt	310,014	-	310,014
Loss on disposal of assets	19,915	-	19,915
Amortization of discount on debt	32,835	-	32,835
Stock-based compensation	300,000	-	300,000
Common stock issued for services	521,810	6,000	722,743
Fair value of warrants	40,063	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	(7,451)	-	(7,451)
Accrued expenses	178,884	(23,416)	214,759
Accrued salaries	310,830	-	310,830

NET CASH USED IN OPERATING ACTIVITIES	(181,316)	(371,538)	(668,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of test equipment	-	(24,250)	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	-	(24,250)	(24,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	356,158	62,408	418,566
Repayment of notes payable	(100,000)	-	(100,000)
Due to related parties	12,000	333,189	345,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	268,158	395,597	779,755

NET CHANGE IN CASH	86,842	(191)	86,842
CASH AT BEGINNING OF PERIOD	-	191	-
CASH AT END OF PERIOD	$86,842	$-	$86,842

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)
  Consolidated Statements of Cash Flows

			For the Period
			From Inception
			on July 15,
	For the Years Ended		2002 Through
	July 31,		July 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES
Issuance of promissory note for investment in oil lease
rights and related assets	$1,500,000	$-	$1,500,000
Forgiveness of debt from related party	$739,689	$-	$739,689
Issuance of shares and debt for purchase of
intellectual property rights	$-	$-	$430,000

  The accompanying notes are an integral part of these consolidated financial statements.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 1 - ORGANIZATION AND OPERATIONS

  DSE Fishman, Inc. (a development stage company) (“DSE Fishman”) was incorporated under the laws of the State of Nevada in July 2002.   On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“the Company”).  At that time the primary focus of the Company became the development and marketing of a proprietary, zero emission hydrogen fuel cell/electric battery hybrid drive system for automotive utilization. In October 2009 the Company retained new management and began the process of exploring the feasibility of acquiring, developing and marketing of green energy products as well as regulated and standardized energy based products, including traditional hydrocarbon based oil and gas and solar and wind energy.

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

  In April 2010, the agreement was amended further.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights.

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying audited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K. All inter-company balances and transactions have been eliminated.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Reclassification

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

  Development stage company

  The Company is a development stage company as defined by ASC 915.  The Company is still devoting substantially all of its efforts to establishing the businesses.

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

  Property and equipment, net

  Property and equipment is recorded at cos. Depreciation is computed using the straight-line method over the estimated useful lives of 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. The capitalized cost of the oil properties will be amortized based on the units-of-production method.  Costs incurred for property acquisition and further development activity will be capitalized and amortized as previously noted.

  Purchased intellectual property right

  The Company has adopted the guidelines as set out in ASC 350 for purchased intellectual property right.  Under the requirements as set out in ASC 350, the Company amortizes the costs of acquired intellectual property right over the remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Purchased intellectual property rights were deemed to be fully impaired and written off during the year ended July 31, 2010.

  Impairment of long-lived assets

  The Company follows the provisions of ASC 360 for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that purchased intellectual property rights were deemed to be fully impaired and written-off during the year ended July 31, 2010.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair value of financial instruments

  The Company follows ASC 825 in accounting for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at July 31, 2010.

  Research and development

  The Company follows ASC 730 in accounting for research and development costs.  Accordingly, research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

  Revenue recognition

  The Company follows the guidance of ASC 605 for revenue recognition.  The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales of oil produced by its wells.

  The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Costs associated with production are expensed in the period incurred.

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

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Net loss per common share

  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of July 31, 2010 or 2009.

  Cash flows reporting

  The Company follows the provisions of ASC 230 for cash flows reporting and accordingly classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

  Reporting segments

  ASC 280 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  Currently, ASC 280 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment.

  Oil and Gas Properties, Successful Efforts Method

  The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows ASC 360 for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Oil and Gas Properties, Successful Efforts Method (Continued)

  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

  Under ASC 932, drilling costs for exploratory wells are initially capitalized but generally must be charged to expense unless the wells are determined to be successful within one year after completion of drilling. Circumstances that permit continued capitalization of exploratory drilling costs are addressed by ASC 932. The one-year limitation may be exceeded for an exploratory well only if sufficient reserves have been found to justify its completion and sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If the exploratory well does not meet both criteria, its capitalized costs are expensed, net of any salvage value. Annual disclosures are required under ASC 932 to provide information about management’s evaluation of capitalized exploratory well costs, including disclosure of (i) net changes from period to period in the costs for wells that are pending the determination of proved reserves, (ii) the amount of any exploratory well costs that have been capitalized for more than one-year after the completion of drilling and (iii) an aging of suspended exploratory well costs and the number of wells affected.

  On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

  Recently issued accounting pronouncements

  In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

  In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

  In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

  In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently issued accounting pronouncements (Continued)

  In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

  In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

  The Company has reviewed the above pronouncements and does not expect any of the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

  NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

  The Company is currently in the development stage and has conducted minimal operations to date.  While pursuing the development and marketing of hydrogen/electric hybrid automobiles, the Company has focused on the process of acquiring oil producing properties and on April 23 entered into an agreement with Pemco, LLC, to acquire thirteen oil producing properties.

  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $2,651,645 at July 31, 2010 and had a net loss of $1,881,889 for the fiscal year ended July 31, 2010 with minimal revenues since inception.  Although the Company has not recorded significant revenue through July 31, 2010, it has been accumulating an inventory of oil, in storage tanks, and has recorded revenues subsequent to the year end.

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

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 4 – PROPERTY AND EQUIPMENT, NET

  The Company’s property and equipment as of July 31, 2010 and July 31, 2009 are summarized as follows:

	July 31,	July 31,
	2010	2009
Test equipment	$-	$24,250
Well operating equipment	138,300	-
Less: accumulated depreciation	(4,939)	(2,601)

Property and equipment, net	$133,361	$21,649

  Depreciation expense for the fiscal years ended July 31, 2010 and 2009 was $6,673 and $2,601 respectively.

  NOTE 5 – PURCHASED INTELLECTUAL PROPERTY RIGHTS

  On July 31, 2008, the Company acquired, from ICE Conversions, Inc., a prototype electric battery-powered Freightliner and all electric drive components installed or to be installed and associated intellectual property rights (“Purchased Intellectual Property Right”) for (i) 1,000,000 shares of its common stock, and (ii) a cash payment of $400,000, payable as follows: $100,000 payable on or before March 15, 2009, and $300,000 payable on or before June 15, 2009.  The Purchased Intellectual Property Right is collateralized by a first priority perfected lien on all of the Company’s assets in favor of ICE.  The management of the Company determined that this transaction represented the acquisition of an asset-the intellectual property right - instead of a business.  Pursuant to ASC 805 a business is a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  A business consists of (a) inputs, (b) processes applied to those inputs, and (c) resulting outputs that are used to generate revenues.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers.

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

  In April 2010, the Company and ICE further amended the Assignment and Contribution agreement.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 5 – PURCHASED INTELLECTUAL PROPERTY RIGHTS (Continued)

  Purchased intellectual property right, at cost, at July 31, 2010 and July 31, 2009, consisted of the following:

	July 31,	July 31,
	2010	2009
Purchased intellectual property rights, cost	$-	$430,000
Less: accumulated amortization	-	(43,000)

Purchased intellectual property rights, net	$-	$387,000

  Amortization expense for the fiscal year ended July 31, 2010 and 2009 was $43,000 and $43,000 respectively.

  NOTE 6 – PURCHASE OF OIL PROPERTIES

  On April 23, 2010 the Company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately nine hundred sixty (960) barrels of oil in storage amounting to $81,980 which has been considered as inventory. A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report. The Company has imputed $58,375 of interest on the promissory notes at the rate of 10% per annum.

	July 31,	July 31,
	2010	2009
Note payable to ERS, unsecured, due November 30, 2010	$500,000	$-
Note payable to Pemco, unsecured, due February 23, 2011	900,000	-
Less: discount for imputed interest	(31,879)	-

Notes payable, net	$1,368,121	$-

  NOTE 7 – NOTES PAYABLE

  Notes payable at July 31, 2010 and July 31, 2009 consisted of the following:

	July 31,	July 31,
	2010	2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand	12,701	12,701
Note payable on October 1, 2009, 10% interest, unsecured and due on demand	10,658	-
Note payable on July 16, 2009, 10% interest, secured by a pledge of 500,000
shares of the Company's common stock, due 90 days following closing	100,000	-
Less: discount for value of warrants issued	(33,310)	-

Notes payable, net	$139,747	$62,408

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 7 – NOTES PAYABLE (Continued)

  Above notes payable are to unrelated parties and interest expense for the fiscal year ended July 31, 2010 and 2009 was $13,816 and $2,022, respectively.

  During the fiscal year ended July 31, 2010 the Company sold $261,000 of convertible promissory notes.  As of July 31, 2010 all such notes were converted to 148,000 shares of the Company’s common stock. The shares were issued at an average price per share of $3.63. The Company recognized a loss on settlement of debt of $310,014 in connection with the issuance.

  NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

  Common Stock

  On February 14, 2009 the Company issued 60,000 shares of its Common Stock to three (3) consultants for professional services rendered, valued at $0.10 per share, or $6,000 in aggregate.

  On October 1, 2009, the Company issued 1,000,000 shares of its Common Stock to the Company’s chief executive officer as a signing bonus for entering into an Employment Agreement dated October 1, 2009. The shares were valued at $0.30 per share, or $300,000 in the aggregate.

  On January 28, 2010, the Company issued 1,122,366 shares to various consultants for services provided to the Company. The shares were valued at $0.30 per share, or $336,710 in the aggregate.

  On March 16, 2010 and March 30, 2010 the Company issued 172,000 shares, of its common stock to various consultants for services provided to the Company. The shares were valued at $0.30 per share, or $51,600 in the aggregate.

  Between March 1 and April 30, 2010 the Company issued 138,000 shares of common stock upon conversion of convertible promissory notes at an average price of $4.07 per share, or $561,613 in the aggregate.

  On June 25, 2010 the Company issued 150,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at at $0.89 per share, or $133,500 in the aggregate.

  On July 31, 2010 the Company issued 10,000 shares of common stock upon conversion of convertible promissory notes at a price of $1.00 per share, or $10,000 in the aggregate.

  During the year ended July 31, 2010 the Company cancelled 3,800,000 previously issued shares of common stock.

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

  The Plan is administered by the Company’s Board of Directors which determines the grantee, number of shares, exercise price and term.  The Board of Directors also interprets the provisions of the Plan and, subject to certain limitations, may amend the Plan.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

  Stock Option Plan (Continued)

  One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of July 31, 2010 or 2009.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split. The Company has not issued any options out of the above plan and hence, no options were outstanding as of July 31, 2010.

  NOTE 9 – RELATED PARTY TRANSACTIONS

  Advances from related parties

  Advances from related parties at July 31, 2010 and July 31, 2009 consist of the following:

	July 31,	July 31,
	2010	2009
Advances from ICE and significant stockholders	$-	$333,189

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

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 10 – ENVIRONMENTAL AND OTHER CONTINGENCIES (Continued)

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

  There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $36,622 for its estimated asset retirement obligation as of July 31, 2010.

  NOTE 11 – OIL AND GAS PROPERTIES

  Oil and gas properties are stated at cost. Depletion expense for the year ended July 31, 2010 and 2009 amounted to $-0- and $-0-, respectively. Gains and losses on sales and disposals are included in the statements of operations. As of July 31, 2010 and 2009 oil and gas properties consisted of the following:

  Capitalized Costs for Oil and Gas:

	July 31,	July 31,
	2010	2009
Producing Activities
Proved properties	$1,258,292	$-
Accumulated depletion	-	-

Net Oil and Gas Properties	$1,258,292	$-

	July 31,	July 31,
	2010	2009
Costs Incurred in Oil and Gas Acquisition and Development Activities
Produced properties	$1,258,292	$-
Accumulated depletion	133,361	-

Total	$1,391,653	$-

  NOTE 12 – INCOME TAXES

  The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  NOTE 12 – INCOME TAXES (Continued)

  The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31,	July 31,
	2010	2009
Income tax expense at statutory rate	$(794,716)	$(155,892)
Stock based expenses	521,050	19,110
Valuation allowance	273,666	136,782
Income tax expense per books	$-	$-

  Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2010	2009
NOL Carryover	$436,473	$165,807
Valuation allowance	(436,473)	(165,807)
Net deferred tax asset	$-	$-

  Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $1,119,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

  NOTE 13 – SUBSEQUENT EVENTS

  Subsequent to July 31, 2010 the Company’s $100,000 note payable to Juggernaut Financial Group (“Juggernaut”) came into a state of default. As a result of the default, the Company relinquished 500,000 shares of its common stock to Juggernaut. These 500,000 shares had been issued to Juggernaut as loan collateral upon the closing of the note agreement, with the provision that Juggernaut would receive all necessary rights and privileges associated with the shares in the event of default. The note balance was not satisfied by the issuance of the 500,000 shares, hence the note, along with all related accrued interest, remains in default and due in full.

  Subsequent to July 31, 2010, the Company’s $73,057 note payable to Yocca Law Group came into a state of default.

  In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  SUPPLEMENTARY INFORMATION ON OIL AND GAS
  DEVELOPMENT AND PRODUCING ACTIVITIES

  (UNAUDITED)

  The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.  All operations of the Company are located in the United States.

  (1)     Capitalized Costs Relating to Oil and Gas Producing Activities:

	July 31,	July 31,
	2010	2009
Proved leasehold costs	$1,255,173	$-
Costs of wells and development	138,300	-
Capitalize asset retirement obligations	(36,622)	-
Total cost of oil and gas properties	$1,356,851	$-

Unproved oil and gas properties	$-	$-
Accumulated depreciation and depletion	(4,939)	-
Net Capitalized Costs	$1,351,912	$-

  (2)     Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2010	2009
Acquisition of Properties:
Proved	$1,258,292	$-
Unproved	-	-
Exploration costs	-	-
Development costs	-	-
Total	$1,258,292	$-

  (3)     Results of Operations for Producing Activities:

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2010	2009
Sales	$7,451	$-
Production costs	(25,000)	-
Depreciation and depletion	(4,939)	-
Income tax benefit	-	-
Results of operations for producing activities (excluding corporate
overhead and interest costs)	$(22,488)	$-

  FORCE FUELS, INC. AND SUBSIDIARY

  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  SUPPLEMENTARY INFORMATION ON OIL AND GAS
  DEVELOPMENT AND PRODUCING ACTIVITIES (Continued)

  (UNAUDITED)

  (4)     Reserve Quantity Information

  Our proved reserves at July 31, 2010 are set forth below:

	Oil	Gas
	(MBbls)	(MMcf)
Proved developed producing	606,447	-
Proved developed non-producing	-	-
Proved undeveloped	10,624,053	-
Total Proved, at July 31, 2010	11,230,500	-

  A summary of changes in reserve quantities for the years ended July 31, 2010 and 2009 are set forth below:

	Oil	Gas
	(MBbls)	(MMcf)
Proved reserves at July 31, 2008	-	-

Revisions of previous estimates	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	-	-
Production	-	-
Proved reserves at July 31, 2009	-	-

Revisions of previous estimates	-	-
Purchases of minerals in place	11,230,500	-
Extensions and discoveries	-	-
Production	-	-
Sales of minerals in place	-	-
Proved reserves at July 31, 2010	11,230,500	-

  During the years ended July 31, 2010 and 2009, the Company had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

  (5)     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	July 31,	July 31,
	2010	2009
Future cash inflows	$25,616,435	$-
Future production costs	(5,123,287)	-
Future development costs	(7,684,931)	-
Future tax expense	(2,561,664)	-
Future net cash flows	10,246,553	-
Discounted for estimated timing of cash flows at 10%	(5,488,636)	-
Standardized measure	$4,757,917	$-

  FORCE FUELS, INC. AND SUBSIDIARY
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  For the Years Ended July 31, 2010 and 2009

  SUPPLEMENTARY INFORMATION ON OIL AND GAS
  DEVELOPMENT AND PRODUCING ACTIVITIES (Continued)

  (UNAUDITED)

  The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2010	2009
Standardized measure, beginning of year	$-	$-
Extensions, discoveries and improved recovery	-	-
Revisions of previous estimates	-	-
Purchases of minerals in place	4,797,917	-
Sales of minerals in place	-	-
Net change in proces and production costs	-	-
Accretion of discount	-	-
Oil and gas sales, net of production costs	-	-
Changes in estimated future development costs	-	-
Previously estimated development cost incurred	-	-
Net change in income taxes	-	-
Change in timing of estimated future production	-	-
Standardized measure, end of year	$4,797,917	$-

  The preceding schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data.  Estimates of proved reserves are inherently imprecise.

  Subsequent development and production of Company's reserves will necessitate revising the present estimates.  In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company's oil and gas producing activities.  Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.

Date: December 23, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

  EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Lawrence Weisdorn effective May 12, 2008.

10.5(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.6(6)*	Employment Agreement of Lawrence Weisdorn dated October 21, 2008.

10.7(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

   _____________________

  * This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.