Form 10-Q
period 2010-10-31
FORCE FUELS INC.
filed 2011-01-07
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

Commission file number: 000-49993

FORCE FUELS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1503 South Coast Dr. Ste. 206 Costa Mesa CA 92626
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,391,875 shares of Common Stock, as of January 7, 2011.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

October 31, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at October 31, 2010 (Unaudited) and July 31, 2010	F-2

Consolidated Statements of Operations for the Three Month Periods Ended October 31, 2010 and 2009, and from Inception on July 15, 2002 through October 31, 2010 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through October 31, 2010 (Unaudited)	F-4 - F-5

Consolidated Statements of Cash Flows for the Three Month Periods Ended October 31, 2010 and 2009, and for the period from Inception on July 15, 2002 through October 31, 2010 (Unaudited)	F-6 - F-7

Notes to the Consolidated Financial Statements (Unaudited)	F-8 to F-12

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$86,842
Account receivable, net	-	7,451
Inventory, net	39,401	81,980
Deposits and prepaid expenses	87,058	10,000
Note receivable - related	23,363	-
Other current assets	557	-

Total Current Assets	150,379	186,273

OIL AND GAS PROPERTY, NET	1,258,679	1,258,292
PROPERTY AND EQUIPMENT, NET	128,422	133,361
PURCHASED INTELLECTUAL PROPERTY RIGHT, NET	-	-

	$1,537,480	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$200,213	$224,258
Notes payable, net	203,066	139,747
Notes payable for acquisition of oil and gas property, net	1,340,530	1,368,121
Accrued officer salaries	413,923	310,830

Total Current Liabilities	2,157,722	2,042,956

NON CURRENT LIABILITIES:
Asset retirement obligation	37,009	36,622

Total Non Current Liabilities	37,009	36,622

Total Liabilities	2,194,731	2,079,578

CONTINGENCIES & COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
7,391,875 and 6,475,129 shares issued, respectively; 7,391,875 and
6,975,129 shares outstanding, respectively	7,392	6,475
Additional paid-in capital	2,992,783	2,543,518
Deficit accumulated during development stage	(3,657,426)	(3,051,645)

Total Stockholders' Deficit	(657,251)	(501,652)

Total Liabilities and Stockholders' Deficit	$1,537,480	$1,577,926

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,		For the period from July 15, 2002 (inception) through
	2010	2009	October 31, 2010

REVENUES:
Oil and gas	$32,849	$-	$40,300

COST OF SALES	42,579	-	42,579

GROSS PROFIT (LOSS)	(9,730)	-	(2,279)

OPERATING EXPENSES:

Well operating costs	15,394	-	40,394
Depreciation on well operating equipment	4,939	-	4,939
Research and development	-	-	115,434
Salary and wages - officers	100,832	55,000	430,412
Impairment of intellectual property rights	-	-	344,000
Stock based compensation	-	(75,000)	494,933
General and administrative expenses	187,646	58,720	1,561,994

Total operating expenses	308,811	38,720	2,992,106

NET LOSS FROM OPERATIONS	(318,541)	(38,720)	(2,994,385)

OTHER INCOME (EXPENSES) :
Loss on settlement of debt	(225,000)	-	(535,014)
Loss on disposal of assets	-	-	(19,915)
Interest expense	(62,239)	(1,771)	(108,111)

Total other income (expenses)	(287,239)	(1,771)	(663,040)

NET LOSS BEFORE TAXES	(605,780)	(40,491)	(3,657,425)

INCOME TAXES	-	-	-

NET LOSS	$(605,780)	$(40,491)	$(3,657,425)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.09)	$(0.01)

Weighted Average Common Shares Outstanding
- basic and diluted	6,856,389	6,351,363

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Deficit
					Accumulated	Total
	Common Stock		Additional		During the	Stockholders'
	Number of		Paid-in	Treasury	Development	Equity
	Shares	Par Value	Capital	Stock	Stage	(Deficit)

Balance at inception on July 15, 2002	-	$-	$-	$-	$-	$-

Common shares issued in March, 2006 for
cash at an average price of $2.43 per share	175,000	175	425,825	-	-	426,000

Adjustment on reverse acquisition
in March, 2006	1,050,000	1,050	(10,550)	(235,000)	-	(244,500)

Treasury stock purchased in June, 2006	-	-	-	(75,000)	-	(75,000)

Net loss for the period from inception on
July 15, 2002 through July 31, 2006	-	-	-	-	(30,873)	(30,873)

Balance, July 31, 2006	1,225,000	1,225	415,275	(310,000)	(30,873)	75,627

Net loss for the year ended July 31, 2007	-	-	-	-	(69,804)	(69,804)

Balance, July 31, 2007	1,225,000	1,225	415,275	(310,000)	(100,677)	5,823

Retirement of treasury stock in May, 2008	(1,100,000)	(1,100)	(308,900)	310,000	-	-

Common shares issued in May, 2008 for
services rendered at $0.03 per share	3,700,000	3,700	107,300	-	-	111,000

Common shares issued in June, 2008 for
services rendered at $0.03 per share	2,797,763	2,798	81,135	-	-	83,933

Common shares issued in June, 2008 at
$0.03 per share in connection with assets
assignment agreement	1,000,000	1,000	29,000	-	-	30,000

Net loss for the year ended July 31, 2008	-	-	-	-	(269,356)	(269,356)

Balance, July 31, 2008	7,622,763	7,623	323,810	-	(370,033)	(38,600)

Common shares issued in February, 2010
for services rendered at $0.10 per share	60,000	60	5,940	-	-	6,000

Net loss for the year ended July 31, 2009	-	-	-	-	(399,723)	(399,723)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Deficit
					Accumulated	Total
	Common Stock		Additional		During the	Stockholders'
	Number of		Paid-in	Treasury	Development	Equity
	Shares	Par Value	Capital	Stock	Stage	(Deficit)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Common shares issued in October, 2009
for signing bonus at $0.30 per share	1,000,000	1,000	299,000	-	-	300,000

Common shares issued in January, 2010
for services rendered at $0.30 per share	1,122,366	1,122	335,588	-	-	336,710

Common shares issued in March, 2010
for services rendered at $0.30 per share	172,000	172	51,428	-	-	51,600

Common shares issued in April, 2010
upon conversion of debt at an average
price of $4.07 per share	138,000	138	561,476	-	-	561,613

Issuance of shares in June, 2010 for
as a loan inducement fee
at $0.89 per share	150,000	150	133,350	-	-	133,500

Common shares issued in July, 2010
upon conversion of promissory
note at $0.94 per share	10,000	10	9,390	-	-	9,400

Cancellation of common shares	(3,800,000)	(3,800)	3,800	-	-	-

Forgiveness of debt by shareholder	-	-	739,689	-	-	739,689

Fair value of warrants granted	-	-	80,047	-	-	80,047

Net loss for the year ended July 31, 2010	-	-	-	-	(2,281,889)	(2,281,889)

Balance, July 31, 2010	6,475,129	6,475	2,543,518	-	(3,051,645)	(501,652)

Common shares issued in August, 2010
for prepaid consulting fees at
$0.65 per share	50,000	50	32,450	-	-	32,500

Common shares issued in August, 2010
for consulting services at $1.05 per share	31,746	32	33,300	-	-	33,332

Common shares issued in August, 2010
for consulting services at $0.65 per share	100,000	100	64,900	-	-	65,000

Common shares issued in September, 2010
upon default on promissory note at
$0.45 per share	500,000	500	224,500	-	-	225,000

Common shares issued in September, 2010
as loan inducement fee at $0.26 per share	60,000	60	15,540	-	-	15,600

Common shares issued in October, 2010
for prepaid consulting fees at
$0.45 per share	150,000	150	67,350	-	-	67,500

Common shares issued in October, 2010
for consulting services at $0.45 per share	25,000	25	11,225	-	-	11,250

Net loss for the three months ended
October 31, 2010	-	-	-	-	(605,780)	(605,780)

Balance, October 31, 2010	7,391,875	$7,392	$2,992,783	$-	$(3,657,425)	$(657,250)

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,		For the period from July 15, 2002 (inception) through October 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(605,780)	$(40,491)	$(3,657,425)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	4,939	867	14,213
Amortization of intangible assets	-	10,750	86,000
Impairment of intellectual property rights	-	-	344,000
Loss on settlement of debt	225,000	-	535,014
Loss on disposal of assets	-	-	19,915
Amortization of discount on debt	50,728	-	83,563
Stock based compensation	-	-	300,000
Common stock issued for services	225,183	(45,000)	947,926
Fair value of warrants	-	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	7,451	-	-
Inventory	42,579	-	42,579
Deposits and prepaid expenses	(77,058)	-	(77,058)
Other current assets	(557)	-	(557)
Accounts payable and accrued expenses	(24,056)	26,216	190,703
Accrued salaries	103,093	-	413,923

NET CASH USED IN OPERATING ACTIVITIES	(48,479)	(47,658)	(717,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable - related party	(23,363)	-	(23,363)
Purchase of test equipment	-	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(23,363)	-	(47,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	30,000	10,658	448,566
Repayment of notes payable	(45,000)	-	(145,000)
Due to related parties	-	37,000	345,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	(15,000)	47,658	764,755

NET CHANGE IN CASH & CASH EQUIVALENTS	(86,842)	-	-

Cash & Cash Equivalents at Beginning of Period	86,842	-	-

Cash & Cash Equivalents at End of Period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,		For the period from July 15, 2002 (inception) through October 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property rights	$-	$-	$430,000
Forgiveness of debt from related party	$-	$-	$739,689
Issuance of promissory note for investment in oil lease rights and related assets	$-	$-	$1,500,000
Issuance of common shares for prepaid expenses	$100,000	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Force Fuels, Inc. and Subsidiary is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

Organization and Business Activities

Force Fuels, Inc. (“the Company”)(a development stage company) was incorporated under the laws of the State of Nevada in July 2002 as DSE Fishman, Inc.  On May 14, 2008 the Company changed its corporate name to Force Fuels, Inc.  The primary products of the Company are regulated and standardized energy-based products. These energy-based products include traditional hydrocarbon-based oil and gas as well as “green” or “alternative” energy, which includes solar and wind.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Great American, Inc.  All inter-company balances and transactions have been eliminated.

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

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment, net

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. The capitalized cost of the oil properties will be amortized based on the units-of-production method.  Costs incurred for property acquisition and further development activity will be capitalized and amortized as previously noted.

Revenue recognition

The Company follows the guidance of ASC 605 for revenue recognition.  The Company recognizes revenues when they are realized or realizable and earned, less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales of oil purchased from third parties and/or produced by its wells.

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

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company’s inventory at October 31, 2010 consists of purchased barrels of oil. The inventory is accounted for on a First-In-First-Out (FIFO) basis, and is valued at the lower of cost or market. Inventory is evaluated periodically by management for potential impairment issues.

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

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

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

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

The Company has reviewed the above pronouncements and does not expect any of the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has conducted minimal operations to date.  While pursuing the development and marketing of hydrogen/electric hybrid automobiles, the Company has focused on the process of acquiring oil producing properties and on April 23 entered into an agreement with Pemco, LLC, to acquire thirteen oil producing properties.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $3,660,478 at October 31, 2010 and had a net loss of $608,833 for the three months ended October 31, 2010 with minimal revenues since inception.  Although the Company has recorded minimal revenues through October 31, 2010, these revenues pertain to sales of purchased oil and gas inventory, as opposed to oil and gas removed from the ground by the Company.

While the Company is attempting to grow operations and generate a reliable flow of revenues, the Company’s cash position is not sufficient enough to support the Company’s operations.  Management intends to raise additional funds by way of a public or private offering.   While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that these efforts will succeed and that the Company will continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise capital and to generate sufficient revenues.  The consolidated financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE 3 – PURCHASE OF OIL PROPERTIES

On April 23, 2010 the Company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately nine hundred sixty (960) barrels of oil in storage amounting to $81,980 which has been considered as inventory. A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months. The Company has paid $45,000 on this balance through October 31, 2010.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report. Through October 31, 2010 The Company has imputed $43,580 of interest on the promissory notes at the rate of 10% per annum.

	October 31, 2010	July 31, 2010
Note payable to ERS, unsecured, due November 30, 2010	$500,000	$500,000
Note payable to Pemco, unsecured, due February 23, 2011	855,000	900,000
Discount for imputed interest	(14,470)	(31,879)
Net	$1,340,530	$1,368,121

NOTE 4 – NOTES PAYABLE

Notes payable at October 31, 2010 and October 31, 2009 consisted of the following:

	October 31, 2010	July 31, 2010
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	10,658
Note payable on July 16, 2010, 10% interest, secured by the pledge of 500,000 shares of the Company’s common stock, due 90 days following the date on which the funds were delivered.	100,000	100,000
Note payable on September 23, 2010, 1.0% interest, unsecured, convertible into common stock at a price of $0.50 per share, due 90 days from issuance date	30,000	-
Discount for beneficial conversion feature	-	(33,319)
Total	$203,066	$139,747

All of the above notes payable are due to unrelated parties. The related interest expense on these notes for the three month period ended October 31, 2010 was $37,795.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock

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

In August, 2010 the Company issued 50,000 shares of common stock for prepaid consulting services valued at the market rate of $0.65 per share, or $32,500 in the aggregate.

In August, 2010 the Company issued 31,746 shares of common stock for consulting services rendered at $1.05 per share, pursuant to a consulting agreement. The shares were valued at $33,332 in the aggregate.

In August, 2010 the Company issued 100,000 shares of common stock for consulting services at the market rate of $0.65 per share, or $65,000 in the aggregate.

In September, 2010 the Company issued 500,000 shares of common stock upon the default of a note payable. The shares were valued at the market rate of $0.45 per share, or $225,000 in the aggregate.

In September, 2010 the Company issued 60,000 shares of common stock as a loan inducement fee. The shares were valued at the market rate of $0.26 per share, or $15,600 in the aggregate.

In October, 2010 the Company issued 100,000 shares of common stock as payment for prepaid consulting fees valued at the market rate of $0.45 per share, or $45,000 in the aggregate.

In October, 2010 the Company issued 25,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.45 per share, or $11,250 in the aggregate.

NOTE 6 – SUBSEQUENT EVENTS

On November 3, 2010, pursuant to a written consent of directors, the Company authorized the issuance of 100,000 shares of common stock to a consultant and 200,000 shares of common stock to a director for consulting services provided to the Company.

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

(e) on January 30, 2009 ICE agreed to extend the timeline for the $400,000 cash payment to allow Force Fuels to make 8 separate installment payments, each in the amount of $50,000, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before October 31, 2010 and the eighth and final payment due on or before January 31, 2012.

The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Five hundred thousand (500,000) of the 1,500,000 shares previously issued to ICE were to be cancelled on July 31, 2008, pursuant to the terms of the Assignment and Contribution Agreement.

In June 2010, the agreement was amended effective April 2010.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset was recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights The Company intends to pursue the development of this new intellectual property, per the discussion below, however, because ofr the inability to determine the fair value of the asset, the specific timing of its development, and the lack of certainty regarding the Company’s ability to fund the project, management fully impaired the asset.

The Company changed the focus of its business plan and on April 23, 2010 signed an agreement with Pemco, LLC to begin the process of engaging in the new direction. The primary products of the Company will be regulated and standardized energy-based products, which do not require a significant marketing or sales force. These energy-based products include traditional hydrocarbon-based oil and gas, as well as “green” or “alternative” energy, which includes solar and wind.

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

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying financial statements for the year ended October 31, 2010 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At October 31, 2010, we had $-0- in cash and cash equivalents and our current liabilities consisted of $200,213 in accounts payable and accrued expenses, $203,066 in notes payable, $1,340,530 in notes payable relating to the purchase of oil and gas property, and $413,913 in accrued officer salaries.

For the three months ended October 31, 2010, net cash used in operating activities was $48,479, inclusive of a $605,780 net loss for the three months ended October 31, 2010. Additional significant factors effecting cash flows from operations were depreciation charges of $4,939, common stock issuances for services totaling $225,183, a loss on settlement of debt in the amount of $225,000, amortization of debt discount totaling $50,728, and a change in accrued expenses amounting to $103,092.

Cash used in investing activities during the three months ended October 31, 2010 totaled $23,363, all of which related to the Company’s note receivable from a related party.

Net cash used in financing activities was $15,000 for the three months ended October 31, 2010, resulting primarily from payments on notes payable in the aggregate amount of $45,000, partially offset by proceeds from notes payable in the aggregate amount of $30,000.

In January 2009, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) to register and sell in a self-directed offering 210,000 shares of newly issued common stock at an offering price of $4.00 per share for proceeds of up to $840,000.  The Registration also registered 1,039,740 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company would not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on January 30, 2008.   The Company amended the Registration Statement in January 2010 to terminate the public offering and deregistered all shares to be sold by the Company, and reducing the shares being registered for sale by selling shareholders to 938,333 shares . The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 938,333 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale; however, the Company will not receive any of the proceeds of such sales.  The Registration Statement was declared effective on February 26, 2010.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

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

Please refer to Note 1 – Summary of significant accounting policies for our critical accounting policies.

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

Our Chief Executive Officer, who is also our Chief Financial Officer (the “Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

During the year ended July 31, 2010, the Company sold convertible promissory notes in the principal amount of $261,000 in unregistered sales to accredited investors.  Such sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D.  The proceeds of the convertible notes were used for working capital and developing the Company's new business plan. These notes were converted to 148,000 shares.

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

In August, 2010 the Company issued 50,000 shares of common stock for prepaid consulting services valued at the market rate of $0.65 per share, or $32,500 in the aggregate.

In August 2010 the Company issued 31,746 shares of common stock for consulting services rendered at $1.05 per share, pursuant to a consulting agreement. The shares were valued at $33,332 in the aggregate.

In August, 2010 the Company issued 100,000 shares of common stock for consulting services at the market rate of $0.65 per share, or $65,000 in the aggregate.

In September, 2010 the Company issued 500,000 shares of common stock upon the default of a note payable. The shares were valued at the market rate of $0.45 per share, or $225,000 in the aggregate.

In September, 2010 the Company issued 60,000 shares of common stock as a loan inducement fee. The shares were valued at the market rate of $0.26 per share, or $15,600 in the aggregate.

In October, 2010 the Company issued 100,000 shares of common stock as payment for prepaid consulting fees valued at the market rate of $0.45 per share, or $45,000 in the aggregate.

In October, 2010 the Company issued 25,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.45 per share, or $11,250 in the aggregate.

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

FORCE FUELS, INC.

Date: January 7, 2010	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.