Form 10-Q
period 2011-01-31
FORCE FUELS INC.
filed 2011-03-16
CIK 1182011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,741,875 shares of Common Stock, as of March 15, 2011.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

October 31, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at January 31, 2011 (Unaudited) and July 31, 2010	F-2

Consolidated Statements of Operations for the Three and Six Month Periods Ended January 31, 2011 and 2010, and from Inception on July 15, 2002 through January 31, 2011 (Unaudited)	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through January 31, 2011 (Unaudited)	F-4 - F-5

Consolidated Statements of Cash Flows for the Six Month Periods Ended January 31, 2011 and 2010, and for the period from Inception on July 15, 2002 through January 31, 2011 (Unaudited)	F-6 - F-7

Notes to the Consolidated Financial Statements (Unaudited)	F-8 to F-15

FORCE FUELS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,000	$86,842
Account receivable, net	-	7,451
Inventory, net	29,689	81,980
Deposits and prepaid expenses	2,723	10,000
Note receivable - related	2,500	-

Total Current Assets	37,912	186,273

LONG-TERM ASSETS:
Deposits	12,638	-
Oil and gas property, net	1,259,070	1,258,292
Property and equipment, net	123,483	133,361

Total Long-Term Assets	1,395,191	1,391,653

Total Assets	$1,443,103	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$239,772	$224,258
Notes payable, net	253,066	139,747
Convertible notes payable, net	25,000	-
Notes payable for acquisition of oil and gas property, net	1,352,265	1,368,121
Accrued officer salaries	536,663	310,830

Total Current Liabilities	2,406,766	2,042,956

NON CURRENT LIABILITIES:
Asset retirement obligation	37,400	36,622

Total Non Current Liabilities	37,400	36,622

Total Liabilities	2,444,166	2,079,578

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
8,541,875 and 6,475,129 shares issued, respectively	8,542	6,475
Additional paid-in capital	3,196,633	2,543,518
Deficit accumulated during development stage	(4,216,238)	(3,051,645)

Total Stockholders' Deficit	(1,011,063)	(501,652)

Total Liabilities and Stockholders' Deficit	$1,443,103	$1,577,926

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from July 15,
	For the Three Months Ended		For the Six Months Ended		2002 (inception)
	January 31,		January 31,		through January
	2011	2010	2011	2010	31, 2011

REVENUES:
Oil and gas	$8,909	$-	$41,758	$-	$49,209

COST OF SALES	9,712	-	52,291	-	52,291

GROSS PROFIT (LOSS)	(803)	-	(10,533)	-	(3,082)

OPERATING EXPENSES:

Well operating costs	15,000	-	30,394	-	55,394
Depreciation on well operating equipment	4,939	-	9,878	-	9,878
Research and development	-	-	-	-	115,434
Salary and wages - officers	120,328	17,500	221,160	72,500	550,740
Impairment of intellectual property rights	-	-	-	-	344,000
Stock based compensation	-	410,210	-	335,210	494,933
General and administrative expenses	401,538	116,642	589,185	175,362	1,963,533

Total operating expenses	541,805	544,352	850,617	583,072	3,533,912

NET LOSS FROM OPERATIONS	(542,608)	(544,352)	(861,150)	(583,072)	(3,536,994)

OTHER INCOME (EXPENSES) :
Loss on settlement of debt	-	-	(225,000)	-	(535,014)
Loss on disposal of assets	-	-	-	-	(19,915)
Interest expense	(16,204)	(2,802)	(78,443)	(4,573)	(124,315)

Total other income (expenses)	(16,204)	(2,802)	(303,443)	(4,573)	(679,244)

NET LOSS BEFORE TAXES	(558,812)	(547,154)	(1,164,593)	(587,645)	(4,216,238)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(558,812)	$(547,154)	$(1,164,593)	$(587,645)	$(4,216,238)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.07)	$(0.10)	$(0.16)	$(0.10)

Weighted Average Common Shares Outstanding
- basic and diluted	7,966,875	5,472,541	7,508,502	5,911,967

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

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
	Common Stock		Additional		During the	Stockholders'
	Number of		Paid-in	Treasury	Development	Equity
	Shares	Par Value	Capital	Stock	Stage	(Deficit)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Common shares issued in October, 2009
for signing bonus at $0.30 per share	1,000,000	1,000	299,000	-	-	300,000

Common shares issued in January, 2010
for services rendered at $0.30 per share	1,122,366	1,122	335,588	-	-	336,710

Common shares issued in March, 2010
for services rendered at $0.30 per share	172,000	172	51,428	-	-	51,600

Common shares issued in April, 2010
upon conversion of debt at an average
price of $4.07 per share	138,000	138	561,476	-	-	561,613

Issuance of shares in June, 2010 for
as a loan inducement fee
at $0.89 per share	150,000	150	133,350	-	-	133,500

Common shares issued in July, 2010
upon conversion of promissory
note at $0.94 per share	10,000	10	9,390	-	-	9,400

Cancellation of common shares	(3,800,000)	(3,800)	3,800	-	-	-

Forgiveness of debt by shareholder	-	-	739,689	-	-	739,689

Fair value of warrants granted	-	-	80,047	-	-	80,047

Net loss for the year ended July 31, 2010	-	-	-	-	(2,281,889)	(2,281,889)

Balance, July 31, 2010	6,475,129	6,475	2,543,518	-	(3,051,645)	(501,652)

Common shares issued in August, 2010
for prepaid consulting fees at
$0.65 per share (unaudited)	50,000	50	32,450	-	-	32,500

Common shares issued in August, 2010
for consulting services at $1.05 per share (unaudited)	31,746	32	33,300	-	-	33,332

Common shares issued in August, 2010
for consulting services at $0.65 per share (unaudited)	100,000	100	64,900	-	-	65,000

Common shares issued in September, 2010
upon default on promissory note at
$0.45 per share (unaudited)	500,000	500	224,500	-	-	225,000

Common shares issued in September, 2010
as loan inducement fee at $0.26 per share (unaudited)	60,000	60	15,540	-	-	15,600

Common shares issued in October, 2010
for prepaid consulting fees at
$0.45 per share (unaudited)	150,000	150	67,350	-	-	67,500

Common shares issued in October, 2010
for consulting services at $0.45 per share (unaudited)	25,000	25	11,225	-	-	11,250

Common shares issued in November, 2010
for consulting services at $0.35 per share (unaudited)	300,000	300	104,700	-	-	105,000

Common shares issued in December, 2010
for services at $0.20 per share (unaudited)	150,000	150	29,850	-	-	30,000

Common shares issued in January, 2011
for services at $0.10 per share (unaudited)	700,000	700	69,300	-	-	70,000

Net loss for the six months ended
January 31, 2011 (unaudited)	-	-	-	-	(1,164,593)	(1,164,593)

Balance, January 31, 2011 (unaudited)	8,541,875	$8,542	$3,196,633	$-	$(4,216,238)	$(1,011,064)

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from July 15,
	For the Six Months Ended		2002 (inception)
	January 31,		through January
	2011	2010	31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,164,593)	(587,645)	(4,216,238)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	9,878	1,734	19,152
Amortization of intangible assets	-	21,500	86,000
Impairment of intellectual property rights	-	-	344,000
Loss on settlement of debt	225,000	-	535,014
Loss on disposal of assets	-	-	19,915
Amortization of discount on debt	62,463	-	95,298
Stock based compensation	-	-	300,000
Common stock issued for services	430,183	290,209	1,152,926
Fair value of warrants	-	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	7,451	-	-
Inventory	52,291	-	52,291
Deposits and prepaid expenses	(5,361)	-	(5,361)
Other current assets	-	-	-
Accounts payable and accrued expenses	15,513	47,901	230,272
Accrued salaries	225,833	-	536,663

NET CASH USED IN OPERATING ACTIVITIES	(141,342)	(226,301)	(810,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable - related party	(2,500)	-	(2,500)
Purchase of test equipment	-	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(2,500)	-	(26,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	105,000	115,658	523,566
Repayment of notes payable	(45,000)	-	(145,000)
Due to related parties	-	131,750	345,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	247,408	839,755

NET CHANGE IN CASH & CASH EQUIVALENTS	(83,842)	21,107	3,000

Cash & Cash Equivalents at Beginning of Period	86,842	-	-

Cash & Cash Equivalents at End of Period	3,000	21,107	3,000

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended January 31,		For the period from July 15, 2002 (inception) through January 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$6,545	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property rights	$-	-	$430,000
Forgiveness of debt from related party	$-	-	$739,689
Issuance of promissory note for investment in oil lease rights and related assets	$-	-	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Force Fuels, Inc. and Subsidiary is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Great American, Inc., Force Fuels Services, Inc., and Cheetah Motor Corporation.  All inter-company balances and transactions have been eliminated.

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

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

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

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company’s inventory at January 31, 2011 consists of purchased barrels of oil. The inventory is accounted for on a First-In-First-Out (FIFO) basis, and is valued at the lower of cost or market. Inventory is evaluated periodically by management for potential impairment issues.

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

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

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

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $4,216,238 at January 31, 2011 and had a net loss of $1,164,593 for the six months ended January 31, 2011 with minimal revenues since inception.  Although the Company has recorded minimal revenues through January 31, 2011, these revenues pertain to sales of purchased oil and gas inventory, as opposed to oil and gas removed from the ground by the Company.

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

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

NOTE 3 – PURCHASE OF OIL PROPERTIES

On April 23, 2010 the Company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately one thousand, two hundred seventy one (1,271) barrels of oil in storage amounting to $81,980 which has been considered as inventory. A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months. The Company has paid $45,000 on this balance through January 31, 2011.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report. Through January 31, 2011 The Company has imputed $55,315 of interest on the promissory notes at the rate of 10% per annum.

	January 31, 2011	July 31, 2010
Note payable to ERS, unsecured, due November 30, 2010	$500,000	$500,000
Note payable to Pemco, unsecured, due February 23, 2011	855,000	900,000
Discount for imputed interest	(2,735)	(31,879)
Net	$1,352,265	$1,368,121

NOTE 4 – NOTES PAYABLE

Notes payable at January 31, 2011 and July 31, 2010 consisted of the following:

	January 31, 2011	July 31, 2010
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	10,658
Note payable on July 16, 2010, 10% interest, secured by the pledge of 500,000 shares of the Company’s common stock, due 90 days following the date on which the funds were delivered.	100,000	100,000
Note payable on September 23, 2010, 1.0% interest, unsecured, convertible into common stock at a price of $0.50 per share, due 90 days from issuance date	55,000	-
Note payable on November 18, 2010, zero percent interest, unsecured, convertible into Common stock at a 50% discount to market	50,000	-
Discount for beneficial conversion feature	-	(33,319)
Total	$278,066	$139,747

All of the above notes payable are due to unrelated parties. The related interest expense on these notes for the six month period ended January 31, 2011 was $42,264.

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

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

On July 31, 2010 the Company issued 10,000 shares of common stock upon conversion of convertible promissory notes at a price of $0.94 per share, or $9,400 in the aggregate.

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

In October, 2010 the Company issued 150,000 shares of common stock as payment for prepaid consulting fees valued at the market rate of $0.45 per share, or $67,500 in the aggregate.

In October, 2010 the Company issued 25,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.45 per share, or $11,250 in the aggregate.

In November, 2010 the Company issued 300,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.35 per share, or $105,000 in the aggregate.

In December, 2010 the Company issued 150,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.20 per share, or $30,000 in the aggregate.

In January, 2011 the Company issued 700,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.10 per share, or $70,000 in the aggregate.

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011 and July 31, 2010

NOTE 6 – FORMATION OF SUBSIDIARIES

On May 5, 2010 the Company formed Force Fuels Services, Inc., a Kansas entity (“FFS”) as a wholly-owned subsidiary of the Company. On September 13, 2010 the Company formed Cheetah Motor Corp., a Nevada entity (“Cheetah”), as a wholly-owned subsidiary. Both FFS and Cheetah were formed so as to allow the Company the opportunity to explore additional business opportunities in the green energy industries.

NOTE 7 – SUBSEQUENT EVENTS

On February 18, 2011 the Company issued 200,000 shares of common stock to an unrelated third-party entity for services rendered. The shares were valued at market, resulting in an aggregate expense of $30,000.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no subsequent events to report other than the event listed in the proceeding paragraph.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Assignment and Contribution Agreement between the Company and ICE Conversions, Inc.
On July 31, 2008 we entered into an assignment and contribution agreement (“Assignment and Contribution Agreement”) with Lawrence Weisdorn and ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of electric drive systems for installation in short-haul commercial trucks.  The transactions consummated by the Assignment and Contribution Agreement include:

(a) The contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;

(b) The issuance of 1,000,000 shares of Common Stock to ICE;  by subsequent agreement 600,000 of these shares were returned to the Company for cancelation on December 9, 2009.

(c) Confirmation of the previous issuance of 2,500,000 shares of Common Stock to Lawrence Weisdorn pursuant to a consulting agreement; by subsequent agreement these shares were returned on, August 31, 2009, for cancelation.

(d) Cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.

(e) on January 30, 2009 ICE agreed to extend the timeline for the $400,000 cash payment to allow Force Fuels to make eight separate installment payments, each in the amount of $50,000, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before October 31, 2010 and the eighth and final payment due on or before January 31, 2012.

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

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying financial statements for the period ended January 31, 2011 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At January 31, 2011, we had $3,000 in cash and cash equivalents and our current liabilities consisted of $239,772 in accounts payable and accrued expenses, $253,066 in notes payable and convertible notes, $1,352,265 in notes payable relating to the purchase of oil and gas property, and $536,663 in accrued officer salaries.

For the six months ended January 31, 2011, net cash used in operating activities was $141,342, inclusive of a $1,164,593 net loss for the six months ended January 31, 2011. Additional significant factors effecting cash flows from operations were depreciation charges of $9,878, common stock issuances for services totaling $430,183, a loss on settlement of debt in the amount of $225,000, amortization of debt discount totaling $62,463, a change in inventory of $52,291, an increase in accrued officer salaries in the amount of $225,833, and a change in accounts payable and accrued expenses amounting to $15,513.

Cash used in investing activities during the six months ended January 31, 2011 totaled $2,500, all of which related to the Company’s note receivable from a related party.

Net cash provided by financing activities was $60,000 for the six months ended January 31, 2011, resulting primarily from proceeds from notes payable in the aggregate amount of $105,000, partially offset by payments on notes payable in the aggregate amount of $45,000.

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

On July 31, 2010 the Company issued 10,000 shares of common stock upon conversion of convertible promissory notes at a price of $0.94 per share, or $9,400 in the aggregate.

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

In October, 2010 the Company issued 150,000 shares of common stock as payment for prepaid consulting fees valued at the market rate of $0.45 per share, or $67,500 in the aggregate.

In October, 2010 the Company issued 25,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.45 per share, or $11,250 in the aggregate.

In November, 2010 the Company issued 300,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.35 per share, or $105,000 in the aggregate.

In December, 2010 the Company issued 150,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.20 per share, or $30,000 in the aggregate.

In January, 2011 the Company issued 700,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.10 per share, or $70,000 in the aggregate.

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

FORCE FUELS, INC.

Date: March 15, 2011	By:	/s/ Oscar Luppi
Oscar Luppi
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.