Form 10-Q/A
period 2011-04-30
FORCE FUELS INC.
filed 2011-06-14
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q /A

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

Commission file number: 000-49993

FORCE FUELS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1503 South Coast Dr. Ste. 206 Costa Mesa CA 92626
(Address of principal executive offices)

949 783 6723
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,441,875 shares of Common Stock, as of June 13, 2011.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Contents	Page(s)

Consolidated Balance Sheets at April 30, 2011 (Unaudited) and July 31, 2010	F-2

Consolidated Statements of Operations for the Three and Nine Month Periods Ended April 30, 2011 and 2010, and from Inception on July 15, 2002 through April 30, 2011 (Unaudited)	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 15, 2002 (inception) through April 30, 2011 (Unaudited)	F-4 - F-5

Consolidated Statements of Cash Flows for the Nine Month Periods Ended April 30, 2011 and 2010, and for the period from Inception on July 15, 2002 through April 30, 2011 (Unaudited)	F-6 - F-7

Notes to the Consolidated Financial Statements (Unaudited)	F-8 to F-15

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$48,647	$86,842
Accounts receivable, net	-	7,451
Inventory, net	29,689	81,980
Deposits and prepaid expenses	29,700	10,000
Notes receivable - related party	2,500	-

Total Current Assets	110,536	186,273

LONG-TERM ASSETS:
Deposits	12,638	-
Oil and gas property, net	879,130	1,258,292
Property and equipment, net	118,544	133,361

Total Long-term Assets	1,010,312	1,391,653

Total Assets	$1,120,848	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$248,550	$224,258
Accrued officer salaries	617,053	310,830
Convertible notes payable	117,300	-
Convertible notes payable - related	29,200	-
Notes payable, net	223,066	139,747
Notes payable for acquisition of oil and gas property, net	-	1,368,121

Total Current Liabilities	1,235,169	2,042,956

NON CURRENT LIABILITIES:
Asset retirement obligation	31,979	36,622

Total Liabilities	1,267,148	2,079,578

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
9,641,875 and 6,475,129 shares issued, respectively	9,642	6,475
Additional paid-in capital	3,325,433	2,543,518
Deficit accumulated during development stage	(3,481,375)	(3,051,645)

Total Stockholders' Deficit	(146,300)	(501,652)

Total Liabilities and Stockholders' Deficit	$1,120,848	$1,577,926

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

					From Inception
					on July 15,
	For the Three Months Ended		For the Nine Months Ended		2002 Through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

OIL AND GAS REVENUES	$-	$-	$41,758	$-	$49,209

COST OF SALES	-	-	52,291	-	52,291

GROSS PROFIT (LOSS)	-	-	(10,533)	-	(3,082)

OPERATING EXPENSES:

Well operating costs	-	-	30,394	-	55,394
Depreciation on well operating equipment	4,939	-	14,817	-	24,695
Research and development	-	-	-	-	115,434
Salary and wages - officers	88,369	96,666	299,336	169,166	628,916
Impairment of intellectual property rights	-	-	-	-	344,000
Stock based compensation	-	(12,900)	-	322,310	494,933
General and administrative expenses	155,096	119,225	744,282	294,587	2,108,752

Total operating expenses	248,404	202,991	1,088,829	786,063	3,772,124

NET LOSS FROM OPERATIONS	(248,404)	(202,991)	(1,099,362)	(786,063)	(3,775,206)

OTHER INCOME (EXPENSES) :
Gain on settlement of debt	980,481	739,689	755,481	739,689	445,467
Loss on disposal of assets	-	-	-	-	(19,915)
Interest expense	(7,406)	(1,875)	(85,849)	(6,448)	(131,721)

Total other income (expenses)	973,075	737,814	669,632	733,241	293,831

NET LOSS BEFORE TAXES	724,671	534,823	(429,730)	(52,822)	(3,481,375)

INCOME TAXES	-	-	-	-	-

NET LOSS	$724,671	$534,823	$(429,730)	$(52,822)	$(3,481,375)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$0.08	$0.09	$(0.05)	$(0.01)

Weighted Average Common
Outstanding - basic and diluted	9,047,493	6,130,037	7,916,150	5,983,214

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

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
	Common Stock		Additional		During the	Stockholders'
	Number of		Paid-in	Treasury	Development	Equity
	Shares	Par Value	Capital	Stock	Stage	(Deficit)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Common shares issued in October, 2009
for signing bonus at $0.30 per share	1,000,000	1,000	299,000	-	-	300,000

Common shares issued in January, 2010
for services rendered at $0.30 per share	1,122,366	1,122	335,588	-	-	336,710

Common shares issued in March, 2010
for services rendered at $0.30 per share	172,000	172	51,428	-	-	51,600

Common shares issued in April, 2010
upon conversion of debt at an average
price of $4.07 per share	138,000	138	561,476	-	-	561,613

Issuance of shares in June, 2010 for
as a loan inducement fee
at $0.89 per share	150,000	150	133,350	-	-	133,500

Common shares issued in July, 2010
upon conversion of promissory
note at $0.94 per share	10,000	10	9,390	-	-	9,400

Cancellation of common shares	(3,800,000)	(3,800)	3,800	-	-	-

Forgiveness of debt by shareholder	-	-	739,689	-	-	739,689

Fair value of warrants granted	-	-	80,047	-	-	80,047

Net loss for the year ended July 31, 2010	-	-	-	-	(2,281,889)	(2,281,889)

Balance, July 31, 2010	6,475,129	6,475	2,543,518	-	(3,051,645)	(501,652)

Common shares issued in August, 2010
for prepaid consulting fees at
$0.65 per share (unaudited)	50,000	50	32,450	-	-	32,500

Common shares issued in August, 2010
for consulting services at $1.05 per share (unaudited)	31,746	32	33,300	-	-	33,332

Common shares issued in August, 2010
for consulting services at $0.65 per share (unaudited)	100,000	100	64,900	-	-	65,000

Common shares issued in September, 2010
upon default on promissory note at
$0.45 per share (unaudited)	500,000	500	224,500	-	-	225,000

Common shares issued in September, 2010
as loan inducement fee at $0.26 per share (unaudited)	60,000	60	15,540	-	-	15,600

Common shares issued in October, 2010
for prepaid consulting fees at
$0.45 per share (unaudited)	150,000	150	67,350	-	-	67,500

Common shares issued in October, 2010
for consulting services at $0.45 per share (unaudited)	25,000	25	11,225	-	-	11,250

Common shares issued in November, 2010
for consulting services at $0.35 per share (unaudited)	300,000	300	104,700	-	-	105,000

Common shares issued in December, 2010
for services at $0.20 per share (unaudited)	150,000	150	29,850	-	-	30,000

Common shares issued in January, 2011
for services at $0.10 per share (unaudited)	700,000	700	69,300	-	-	70,000
Common shares issued in February, 2011
for services at $0.15 per share (unaudited)	200,000	200	29,800	-	-	30,000
Common shares issued in March, 2011
for services at $0.12 per share (unaudited)	900,000	900	99,000	-	-	99,900

Net loss for the nine months ended
April 30, 2011 (unaudited)	-	-	-	-	(429,730)	(429,730)

Balance, April 30, 2011 (unaudited)	9,641,875	$9,642	$3,325,433	$-	$(3,481,375)	$(146,300)

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			For the Period
			from July 15,
	For the Nine Months Ended		2002 (inception)
	April 30,		through April 30,
	2011	2010	2011

OPERATING ACTIVITIES:
Net Loss	$(429,730)	$(52,822)	$(3,481,375)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	14,817	1,734	24,091
Amortization of intangible assets	-	21,500	86,000
Impairment of intellectual property rights	-	-	344,000
Expenses paid on behalf of the Company by a related party	11,000		11,000
Gain on settlement of debt	(755,481)	-	(445,467)
Loss on disposal of assets	-	-	19,915
Amortization of discount on debt	65,198	-	98,033
Stock based compensation	-	-	300,000
Common stock issued for services	560,083	290,209	1,282,826
Fair value of warrants	-	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	7,451	-	-
Inventory	52,291	-	52,291
Deposits and prepaid expenses	(34,838)	-	(34,838)
Other current assets	-	-	-
Accounts payable and accrued expenses	24,291	47,901	239,050
Accrued salaries	306,223	-	617,053

Net Cash Used in (Provided by) Operating Activities	(178,695)	308,522	(847,358)

INVESTING ACTIVITIES:
Purchase of test equipment	-	-	(24,250)

Net Cash Used in Investing Activities	-	-	(24,250)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	185,500	115,658	604,066
Repayment of notes payable	(45,000)	-	(145,000)
Due to related parties	-	131,750	345,189

Net Cash Provided by Financing Activities	140,500	247,408	920,255

Net Change in Cash and Cash Equivalents	$(38,195)	$555,930	$48,647

Cash & Cash Equivalents at Beginning of Period	$86,842	$-	-

Cash & Cash Equivalents at End of Period	$48,647	$555,930	$48,647

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
			From Inception
			on July 15,
	For the Nine Months Ended		2002 Through
	April 30,		April 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:

Interest paid	$-	$6,545	$-
Income tax paid	-	-	-

NON-CASH INVESTING AND AND
FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of
intellectual property rights	$-	$-	$430,000
Cancellation of shares and debt for purchase
of intellectual property rights	$-	$18,000	$18,000
Forgiveness of debt from related party	$-	$-	$739,689
Conversion of notes payable into equity	$-	$251,000	$251,000
Issuance of promissory note for investment in oil
lease rights and related assets	$-	$1,400,000	$1,400,000
Non-monetary exchange of assets	$-	$347,500	$347,500
Sale of working interest in oil and gas leases in
exchange for settlement of notes payable	$380,334	$-	$380,334

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2010 audited financial statements.  The results of operations for the period ended April 30, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 4–SALE OF WORKING INTERESTS AND FORGIVENESS OF DEBT

On March 30, 2011 the Company entered into an Agreement Terminating Asset Purchase Agreement (the “Terminating Agreement”) with Pemco, LLC (“Pemco”). The Company and Pemco had previously entered into an Asset Purchase Agreement dated April 23, 2010 (the “Purchase Agreement”) which was disclosed in a Form 8-K filed by the Company on April 26, 2010

The Terminating Agreement served to terminate all obligations of the parties under the Purchase Agreement. As such, the parties released each other from all remaining terms and provisions of the Purchase Agreement.

The Terminating Agreement also provides that the Company will sell to Pemco a fifty percent (50%) interest in four of the thirteen leases originally acquired by the Company under the Purchase Agreement. The Company will sell these interests for all amounts owed by the Company to Pemco and all other parties under the Purchase Agreement. The Terminating Agreement also provides that the Company will sell to Pemco a twenty five percent (25%) interest in the remaining nine leases originally acquired by the Company under the Purchase Agreement. With regard to all leases acquired by the Company, Pemco will become the operator of drilling operations for each of those leases and subject to a separate development agreement to be executed in the future.

As a result of the events described above, as of April 30, 2011, the Company reduced notes payable for acquisition of oil and gas properties by $1,355,000, reduced the value of investment in oil and gas leases by $380,334, and recognized a gain on settlement of debt of $980,481.

NOTE 5 - NOTES PAYABLE, RELATED PARTIES

During the nine months ended April 30, 2011, the Company borrowed a total of $29,200 from the President of the Company.  The note bears interest at a rate of five percent (5%) per annum and is convertible at the option of the lender into 100,000 common shares of the Company at a strike price of $0.25 per share.  In accordance with ASC 470-20 – Debt with Conversion and Other Options, the Company determined that no beneficial conversion feature need be recognized on convertible note payable due to related parties executed as of April 30, 2010.  As of April 30, 2011, no shares have been authorized or issued by the Company in satisfaction of the convertible note payable.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 6 - NOTES PAYABLE

Notes payable at April 30, 2011 and July 31, 2010 consisted of the following:

	April 30, 2011	July 31, 2010
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	10,658
Note payable on July 16, 2010, 10% interest, secured by the pledge of 500,000 shares of the Company’s common stock, due 90 days following the date on which the funds were delivered.	100,000	100,000
Note payable on September 23, 2010, 1.0% interest, unsecured, convertible into common stock at a price of $0.50 per share, due 90 days from issuance date	30,000	-
Note payable on November 18, 2010, zero percent interest, unsecured, convertible into Common stock at a 50% discount to market	50,000	-
Note payable on March 28, 2011, 5% interest, unsecured, convertible into common stock at a price of $0.20 per share at the time of conversion	27,300	-
Note payable on February 28, 2011, 8% interest, unsecured, convertible into common stock at a price of $0.25 per share at the time of conversion	5,000	-
Note payable on March 2, 2011, 5% interest, unsecured, convertible into common stock at a price of $0.25 per share at the time of conversion	5,000	-
Note payable on April 22, 2011, 1% interest, unsecured and due on demand	50,000	-
Discount for beneficial conversion feature	-	(33,310)
Total	$369,566	$139,747

All of the above notes payable are due to unrelated parties. The related interest expense on these notes for the nine month period ended April 30, 2011 was $85,849.  In accordance with ASC 470-20 – Debt with Conversion and Other Options, the Company determined that no beneficial conversion feature need be recognized on convertible notes payable executed as of April 30, 2010.As of April 30, 2011, no shares have been authorized or issued by the Company in satisfaction of the convertible notes payable.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
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

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock (continued)

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

In February, 2011 the Company issued 200,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.15 per share, or $30,000 in the aggregate.

In March, 2011 the Company issued 900,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.11 per share, or $99,900 in the aggregate.

NOTE 8 - FORMATION OF SUBSIDIARIES

On May 5, 2010 the Company formed Force Fuels Services, Inc., a Kansas entity (FFS”) as a wholly-owned subsidiary of the Company. On September 13, 2010 the Company formed Cheetah Motor Corp., a Nevada entity (Cheetah”), as a wholly-owned subsidiary. Both FFS and Cheetah were formed so as to allow the Company the opportunity to explore additional business opportunities in the green energy industries.

NOTE 9 - SUBSEQUENT EVENTS

On May 2, 2011 the Company issued 400,000 shares of common stock to an unrelated third-party entity for services rendered. The shares were valued at market rate at $0.12, resulting in an aggregate expense of $48,000.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no subsequent events to report other than the event listed in the preceding paragraph.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

The Company changed the focus of its business plan and on April 23, 2010 signed an agreement with Pemco, LLC to begin the process of engaging in the new direction. The primary products of the Company will be regulated and standardized energy-based products, which do not require a significant marketing or sales force. These energy-based products include traditional hydrocarbon-based oil and gas, as well as green” or alternative” energy, which includes solar and wind. On March 31, 2011 the Company and Pemco LLC mutually agreed to terminate agreement dated April 23, 2010 above in exchange for one-half (50%) working interest in the Company’s oil producing revenue. As the result of the Joint Operating Agreement, Pemco, LLC and Energy Recovery Systems released all remaining debts owed by the Company.

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

Resignation of Oscar Luppi

On March 22, 2011, the Board of Directors accepted Mr. Oscar Luppi’s voluntary resignation from his positions of Chairman, President, Chief Executive Officer, and Treasurer of the Registrant.  There were no disagreements or misunderstandings relating to the Registrant’s operations, policies or practices between the Board and Mr. Luppi leading to his resignation.

Appointment of Thomas Hemingway

On March 22, 2010, Thomas C. Hemingway was appointed Chairman, President , Chief Executive Officer and Treasurer of the Registrant. No compensation arrangement has been entered into or is contemplated with respect to Mr. Hemingway’s employment as President, Chief Executive Officer, Treasurer and Interim Chief Financial Officer.

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying financial statements for the period ended April 30, 2011 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At April 30, 2011, we had $48,647 in cash and cash equivalents and our current liabilities consisted of $248,550 in accounts payable and accrued expenses, $369,566 in notes payable and convertible notes, and $617,053 in accrued officer salaries.

For the nine months ended April 30, 2011, net cash used in operating activities was $178,695, inclusive of a $429,730 net loss for the nine months ended April 30, 2011. Additional significant factors effecting cash flows from operations were depreciation charges of $14,817, common stock issuances for services totaling $560,083, a gain on settlement of debt in the amount of $755,481, amortization of debt discount totaling $65,198, a change in inventory of $52,291, an increase in accrued officer salaries in the amount of $306,223, and a change in accounts payable and accrued expenses amounting to $24,291.

Net cash provided by financing activities was $140,500 for the nine months ended April 30, 2011, resulting primarily from proceeds from notes payable in the aggregate amount of $185,500, partially offset by payments on notes payable in the aggregate amount of $45,000.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

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

Please refer to Note 1 - Summary of significant accounting policies for our critical accounting policies.

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

Our Chief Executive Officer, who is also our Chief Financial Officer (the Certifying Officer”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on this evaluation, our Certifying Officer has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules for each report and that such information is presented to our management as appropriate to allow timely decisions regarding required disclosure.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II -OTHER INFORMATION

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

In February, 2011 the Company issued 200,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.15 per share, or $30,000 in the aggregate.

In March, 2011 the Company issued 900,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.11 per share, or $99,900 in the aggregate.

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

FORCE FUELS, INC.

Date: June 14, 2011	By:	/s/ Tom Hemingway
Tom Hemingway
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.