Form 10-Q
period 2011-04-30
FORCE FUELS INC.
filed 2011-06-14
CIK 1182011

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

714 927 9118
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

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these consolidated financial statements.

	April 30,	July 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$48,647	$86,842
Accounts receivable, net		7,451
Inventory, net	-	81,980
Prepaid expenses	-	10,000
Notes receivable - related	2,500	-

Total Current Assets	51,147	186,273

LONG-TERM ASSETS:
Deposits	12,638	-
Oil and gas property, net	-	1,258,292
Property and equipment, net	-	133,361

Total Long-term Assets	12,638	1,391,653

Total Assets	$63,785	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$230,550	$224,258
Notes payable, net	340,366	139,747
Convertible notes payable - related	29,200	-
Notes payable for acquisition of oil and gas property, net	-	1,368,121
Accrued officer salaries	617,053	310,830

Total Current Liabilities	1,217,169	2,042,956

NON CURRENT LIABILITIES:
Asset retirement obligation	31,979	36,622

Total Liabilities	1,249,148	2,079,578

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
9,641,875 and 6,475,129 shares issued, respectively	9,642	6,475
Additional paid-in capital	3,333,533	2,543,518
Deficit accumulated during development stage	(4,528,538)	(3,051,645)

Total Stockholders' Deficit	(1,185,363)	(501,652)

Total Liabilities and Stockholders' Deficit	$63,785	$1,577,926

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
					For the Period
					from July 15,
	For the Three Months Ended		For the Nine Months Ended		2002 (inception)
	April 30,		April 30,		through January 31,
	2011	2010	2011	2010	2011

REVENUES:
Oil and gas	$-	$-	$41,758	$-	$49,209

COST OF SALES	-	-	52,291	-	52,291

GROSS PROFIT (LOSS)	-	-	(10,533)	-	(3,082)

OPERATING EXPENSES:

Well operating costs	-	-	30,394	-	55,394
Depreciation on well operating equipment	4,939	-	14,817	-	9,878
Research and development	-	-	-	-	115,434
Salary and wages - officers	78,176	96,666	299,336	169,166	550,740
Impairment of intellectual property rights	-	-	-	-	344,000
Stock based compensation	-	(12,900)	-	322,310	494,933
General and administrative expenses	174,897	119,225	764,082	294,587	1,963,533

Total operating expenses	258,012	202,991	1,108,629	786,063	3,533,912

NET LOSS FROM OPERATIONS	(258,012)	(202,991)	(1,119,162)	(786,063)	(3,536,994)

OTHER INCOME (EXPENSES) :
Gain on settlement of debt	(46,882)	739,689	(271,882)	739,689	(535,014)
Loss on disposal of assets	-	-	-	-	(19,915)
Interest expense	(7,406)	(1,875)	(85,849)	(6,448)	(124,315)

Total other income (expenses)	(54,288)	737,814	(357,731)	733,241	(679,244)

NET LOSS BEFORE TAXES	(312,300)	534,823	(1,476,893)	(52,822)	(4,216,238)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(312,300)	$534,823	$(1,476,893)	$(52,822)	$(4,216,238)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$0.09	$(0.19)	$(0.01)

Weighted Average Common
Outstanding - basic and diluted	8,927,268	6,130,037	7,876,956	5,983,214

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

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
	Common Stock		Additional		During the	Stockholders'
	Number of		Paid-in	Treasury	Development	Equity
	Shares	Par Value	Capital	Stock	Stage	(Deficit)

Balance, July 31, 2009	7,682,763	$7,683	$329,750	$-	$(769,756)	$(432,323)

Common shares issued in October, 2009
for signing bonus at $0.30 per share	1,000,000	1,000	299,000	-	-	300,000

Common shares issued in January, 2010
for services rendered at $0.30 per share	1,122,366	1,122	335,588	-	-	336,710

Common shares issued in March, 2010
for services rendered at $0.30 per share	172,000	172	51,428	-	-	51,600

Common shares issued in April, 2010
upon conversion of debt at an average
price of $4.07 per share	138,000	138	561,476	-	-	561,613

Issuance of shares in June, 2010 for
as a loan inducement fee
at $0.89 per share	150,000	150	133,350	-	-	133,500

Common shares issued in July, 2010
upon conversion of promissory
note at $0.94 per share	10,000	10	9,390	-	-	9,400

Cancellation of common shares	(3,800,000)	(3,800)	3,800	-	-	-

Forgiveness of debt by shareholder	-	-	739,689	-	-	739,689

Fair value of warrants granted	-	-	80,047	-	-	80,047

Net loss for the year ended July 31, 2010	-	-	-	-	(2,281,889)	(2,281,889)

Balance, July 31, 2010	6,475,129	6,475	2,543,518	-	(3,051,645)	(501,652)

Common shares issued in August, 2010
for prepaid consulting fees at
$0.65 per share (unaudited)	50,000	50	32,450	-	-	32,500

Common shares issued in August, 2010
for consulting services at $1.05 per share (unaudited)	31,746	32	33,300	-	-	33,332

Common shares issued in August, 2010
for consulting services at $0.65 per share (unaudited)	100,000	100	64,900	-	-	65,000

Common shares issued in September, 2010
upon default on promissory note at
$0.45 per share (unaudited)	500,000	500	224,500	-	-	225,000

Common shares issued in September, 2010
as loan inducement fee at $0.26 per share (unaudited)	60,000	60	15,540	-	-	15,600

Common shares issued in October, 2010
for prepaid consulting fees at
$0.45 per share (unaudited)	150,000	150	67,350	-	-	67,500

Common shares issued in October, 2010
for consulting services at $0.45 per share (unaudited)	25,000	25	11,225	-	-	11,250

Common shares issued in November, 2010
for consulting services at $0.35 per share (unaudited)	300,000	300	104,700	-	-	105,000

Common shares issued in December, 2010
for services at $0.20 per share (unaudited)	150,000	150	29,850	-	-	30,000

Common shares issued in January, 2011
for services at $0.10 per share (unaudited)	700,000	700	69,300	-	-	70,000
Common shares issued in February, 2011
for services at $0.15 per share (unaudited)	200,000	200	29,800	-	-	30,000
Common shares issued in March, 2011
for services at $0.12 per share (unaudited)	900,000	900	107,100	-	-	108,000

Net loss for the nine months ended
April 30, 2011 (unaudited)	-	-	-	-	(1,476,893)	(1,476,893)

Balance, April 30, 2011 (unaudited)	9,641,875	$9,642	$3,333,533	$-	$(4,528,538)	$(1,185,364)

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
			For the Period
			from July 15,
	For the Nine Months Ended		2002 (inception)
	April 30,		through April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,476,893)	(52,822)	(4,216,238)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	14,817	1,734	24,091
Amortization of intangible assets	-	21,500	86,000
Impairment of intellectual property rights	-	-	344,000
Gain on settlement of debt	271,882	-	581,896
Loss on disposal of assets	-	-	19,915
Amortization of discount on debt	65,198	-	98,033
Stock based compensation	-	-	300,000
Common stock issued for services	568,182	290,209	1,290,925
Fair value of warrants	-	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	7,451	-	-
Inventory	52,291	-	52,291
Deposits and prepaid expenses	(2,638)	-	(2,638)
Other current assets	-	-	-
Accounts payable and accrued expenses	6,292	47,901	221,051
Accrued salaries	306,223	-	617,053

NET CASH USED IN OPERATING ACTIVITIES	(187,195)	308,522	(543,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable - related party	(2,500)	-	(2,500)
Purchase of test equipment	-	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	(2,500)	-	(26,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	196,500	115,658	615,066
Repayment of notes payable	(45,000)	-	(145,000)
Due to related parties	-	131,750	345,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,500	247,408	931,255

NET CHANGE IN CASH & CASH EQUIVALENTS	(38,195)	555,930	360,947

Cash & Cash Equivalents at Beginning of Period	86,842	-	-

Cash & Cash Equivalents at End of Period	48,647	555,930	360,947

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended April 30,		For the period from July 15, 2002 (inception) through April 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$6,545	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares and debt for purchase of intellectual property rights	$-	-	$430,000
Forgiveness of debt from related party	$-	-	$739,689
Issuance of promissory note for investment in oil lease rights and related assets	$-	-	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Force Fuels, Inc. and Subsidiary is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

Organization and Business Activities

Force Fuels, Inc. (the Company”)(a development stage company) was incorporated under the laws of the State of Nevada in July 2002. The primary products of the Company are regulated and standardized energy-based products. These energy-based products include traditional hydrocarbon-based oil and gas as well as “green” or “alternative” energy, which includes solar and wind.

Principles of Consolidation

The consolidated financial statements include the accounts of Force Fuels Services, Inc., and Cheetah Motor Corporation.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined by ASC 915.  The Company is still devoting substantially all of its efforts to establishing the businesses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment” (SFAS No. 123R”)(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R(ASC 718).  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes”  (SFAS No. 109”)(ASC 740).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company’s inventory at April 30, 2011 consists of purchased barrels of oil. The inventory is accounted for on a First-In-First-Out (FIFO) basis, and is valued at the lower of cost or market. Inventory is evaluated periodically by management for potential impairment issues.

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

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage and has conducted minimal operations to date.  While pursuing the development process of acquiring oil producing properties, on April 23, 2010 the Company entered into an agreement with Pemco, LLC, to acquire thirteen oil producing properties.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $4,528,538 at April 30, 2011 and had a net loss of $1,476,893 for the nine months ended April 30, 2011 with minimal revenues since inception.  Although the Company has recorded minimal revenues through April 30, 2011, these revenues pertain to sales of purchased oil and gas inventory, as opposed to oil and gas removed from the ground by the Company.

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

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 3 - PURCHASE OF OIL PROPERTIES

On April 23, 2010 the Company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately one thousand, two hundred seventy one (1,271) barrels of oil in storage amounting to $81,980 which has been considered as inventory. A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000, commencing one month after the initial closing and continuing for nine months. The Company has paid $45,000 on this balance through April 30, 2011.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report. Through April 30, 2011 The Company has imputed $55,315 of interest on the promissory notes at the rate of 10% per annum.

On March 31, 2011 the Company and Pemco LLC mutually agreed to terminate agreement dated April 23, 2010 above in exchange for one-half (50%) working interest in the Company’s oil producing revenue. As the result of the Joint Operating Agreement, Pemco, LLC and Energy Recovery Systems released all remaining debts owed by the Company.

	April 30, 2011	July 31, 2010
Note payable to ERS, unsecured, due November 30, 2010	$-	$500,000
Note payable to Pemco, unsecured, due February 23, 2011	-	900,000
Discount for imputed interest	-	(31,879)
Net	$-	$1,368,121

NOTE 4 - NOTES PAYABLE

Notes payable at April 30, 2011 and July 31, 2010 consisted of the following:
	April 30, 2011	July 31, 2011
Note payable on January 29, 2009, 10% interest, unsecured and due on demand.	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand.	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand.	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand.	10,658	10,658
Note payable on July 16, 2010, 10% interest, secured by the pledge of 500,000 shares of the Company’s common stock, due 90 days following the date on which the funds were delivered.	100,000	100,000
Note payable on September 23, 2010, 1.0% interest, unsecured, convertible into common stock at a price of $0.50 per share, due 90 days from issuance date	59,200	-
Note payable on November 18, 2010, zero percent interest, unsecured, convertible into Common stock at a 50% discount to market	50,000	-
Note payable on March 28, 2011, 5% interest, unsecured, convertible into common stock at a price of $0.20 per share at the time of conversion	27,300
Note payable on February 28, 2011, 8% interest, unsecured, convertible into common stock at a price of $0.25 per share at the time of conversion	5,000
Note payable on March 2, 2011, 5% interest, unsecured, convertible into common stock at a price of $0.25 per share at the time of conversion	5,000
Note payable on April 22, 2011, 1% interest, unsecured and due on demand	50,000
Discount for beneficial conversion feature	-	(33,319)
Total	$369,566	$139,747
All of the above notes payable are due to unrelated parties. The related interest expense on these notes for the nine month period ended April 30, 2011 was $46,767.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On June 25, 2010 the Company issued 150,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $0.89 per share, or $133,500 in the aggregate.

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

In March, 2011 the Company issued 900,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.12 per share, or $108,000 in the aggregate.

FORCE FUELS, INC.
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
 April 30, 2011 and July 31, 2010

NOTE 6 - FORMATION OF SUBSIDIARIES

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

NOTE 7 - SUBSEQUENT EVENTS

In May, 2011 the Company issued 400,000 shares of common stock to an unrelated third-party entity for services rendered. The shares were valued at market rate at $0.11, resulting in an aggregate expense of $44,000.

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

Appointment of Thomas C. Hemingway

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

Liquidity and Capital Resources

At April 30, 2011, we had $48,647 in cash and cash equivalents and our current liabilities consisted of $230,550 in accounts payable and accrued expenses, $369,566 in notes payable and convertible notes, and $617,053 in accrued officer salaries.

For the nine months ended April 30, 2011, net cash used in operating activities was $187,195, inclusive of a $1,476,893 net loss for the nine months ended April 30, 2011. Additional significant factors effecting cash flows from operations were depreciation charges of $14,817, common stock issuances for services totaling $568,182, a loss on settlement of debt in the amount of $271,882, amortization of debt discount totaling $65,198, a change in inventory of $52,291, an increase in accrued officer salaries in the amount of $306,223, and a change in accounts payable and accrued expenses amounting to $6,292.

Cash used in investing activities during the nine months ended April 30, 2011 totaled $2,500, all of which related to the Company’s note receivable from a related party.

Net cash provided by financing activities was $151,500 for the nine months ended April 30, 2011, resulting primarily from proceeds from notes payable in the aggregate amount of $196,500, partially offset by payments on notes payable in the aggregate amount of $45,000.

In January 2009, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the SEC”) to register and sell in a self-directed offering 210,000 shares of newly issued common stock at an offering price of $4.00 per share for proceeds of up to $840,000.  The Registration also registered 1,039,740 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company would not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on January 30, 2008.   The Company amended the Registration Statement in January 2010 to terminate the public offering and deregistered all shares to be sold by the Company, and reducing the shares being registered for sale by selling shareholders to 938,333 shares . The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 938,333 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale; however, the Company will not receive any of the proceeds of such sales.  The Registration Statement was declared effective on February 26, 2010.

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

On June 25, 2010 the Company issued 150,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $0.89 per share, or $133,500 in the aggregate.

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

In March, 2011 the Company issued 900,000 shares of common stock for services rendered. The shares were valued at the market rate of $0.12 per share, or $108,000 in the aggregate.

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