Form 10-Q/A
period 2011-04-30
FORCE FUELS INC.
filed 2011-06-23
CIK 1182011

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

FORCE FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these consolidated financial statements.

	April 30,	July 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$48,647	$86,842
Accounts receivable, net		7,451
Inventory, net	29,689	81,980
Prepaid expenses	29,700	10,000
Notes receivable – related	2,500	-

Total Current Assets	110,536	186,273

LONG-TERM ASSETS:
Deposits	12,638	-
Oil and gas property, net	879,130	1,258,292
Property and equipment, net	118,544	133,361

Total Long-term Assets	1,010,312	1,391,653

Total Assets	$1,120,848	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$248,550	$224,258
Accrued officer salaries	617,053	310,830
Convertible notes payable	117,300
Convertible notes payable- related	29,200
Notes payable, net	223,066	139,747
Notes payable for acquisition of oil and gas property, net	-	1,368,121

Total Current Liabilities	1,235,169	2,042,956

NON CURRENT LIABILITIES:
Asset retirement obligation	31,979	36,622

Total Liabilities	1,267,148	2,079,578

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized;
9,641,875 and 6,475,129 shares issued, respectively	9,642	6,475
Additional paid-in capital	3,325,433	2,543,518
Deficit accumulated during development stage	(3,481,375)	(3,051,645)

Total Stockholders' Deficit	(146,300)	(501,652)

Total Liabilities and Stockholders' Deficit	$1,120,848	$1,577,926

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
					From Inception
					on July 15,
	For the Three Months Ended		For the Nine Months Ended		2002 Through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

REVENUES:
Oil and gas	$-	$-	$41,758	$-	$49,209

COST OF SALES	-	-	52,291	-	52,291

GROSS PROFIT (LOSS)	-	-	(10,533)	-	(3,082)

OPERATING EXPENSES:

Well operating costs	-	-	30,394	-	55,394
Depreciation on well operating equipment	4,939	-	14,817	-	19,756
Research and development	-	-	-	-	115,434
Salary and wages - officers	78,176	96,666	299,336	169,166	628,916
Impairment of intellectual property rights	-	-	-	-	344,000
Stock based compensation	-	(12,900)	-	322,310	494,933
General and administrative expenses	145,219	119,225	744,282	294,587	2,113,691

Total operating expenses	228,334	202,991	1,088,829	786,063	3,772,124

NET LOSS FROM OPERATIONS	(228,334)	(202,991)	(1,099,362)	(786,063)	(3,775,206)

OTHER INCOME (EXPENSES) :
Gain on settlement of debt	980,481	-	755,481	-	445,467
Loss on disposal of assets	-	-	-	-	(19,915)
Interest expense	(7,406)	(1,875)	(85,849)	(6,448)	(131,721)

Total other income (expenses)	973,075	(1,875)	(669,632)	(6,448)	293,831

NET LOSS BEFORE TAXES	744,741	(204,866)	(429,730)	(792,511)	(3,481,375)

INCOME TAXES	-	-	-	-	-

NET LOSS	$744,741	$(204,866)	$(429,730)	$(792,511)	$(3,481,375)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.08)	$(0.03)	$(0.05)	$(0.13)

Weighted Average Common
Outstanding - basic and diluted	9,047,493	6,130,037	7,916,150	5,983,214

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

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			For the Period
			from July 15,
	For the Nine Months Ended		2002 (inception)
	April 30,		through April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(429,730)	(792,511)	(3,481,375)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	14,817	1,734	24,091
Amortization of intangible assets	-	21,500	86,000
Impairment of intellectual property rights	-	-	344,000
Expenses paid on behalf of the Company by a related party	11,000	-	11,000
Gain on settlement of debt	(755,481)	-	(445,467)
Loss on disposal of assets	-	-	19,915
Amortization of discount on debt	65,198	-	98,033
Stock based compensation	-	-	300,000
Common stock issued for services	560,083	322,310	1,282,826
Fair value of warrants	-	-	40,063
Changes in operating assets and liabilities:
Accounts receivable	7,451	-	-
Inventory	52,291	-	52,291
Deposits and prepaid expenses	(34,838)	(25,000)	(34,838)
Other current assets	-	-	-
Accounts payable and accrued expenses	24,291	100,628	239,050
Accrued salaries	306,223	-	617,053

NET CASH USED IN OPERATING ACTIVITIES	(178,695)	(371,339)	(847,358)

INVESTING ACTIVITIES:
Purchase of test equipment	-	-	(24,250)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(24,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	501,000
Payment of common stock to be issued	-	-	(75,000)
Purchase of treasury stock	-	-	(310,000)
Proceeds from notes payable	185,500	251,000	604,066
Repayment of notes payable	(45,000)	(100,000)	(145,000)
Due to related parties	-	220,666	345,189

NET CASH PROVIDED BY FINANCING ACTIVITIES	140,500	371,666	920,255

NET CHANGE IN CASH & CASH EQUIVALENTS	(38,195)	327	48,647

Cash & Cash Equivalents at Beginning of Period	86,842	-	-

Cash & Cash Equivalents at End of Period	48,647	327	48,647

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended April 30,		For the period from July 15, 2002 (inception) through April 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$6,545	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of debt from related party	$-	$739,689	$739,689
Issuance of promissory note for investment in oil lease rights and related assets	$-	$1,500,000	$1,500,000
Sale of working interest in oil and gas leases in exchange for settlement of notes payable	$380,334		$380,334

The accompanying notes are an integral part of these consolidated financial statements.

FORCE FUELS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011 and July 31, 2010
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

On June 14, 2010 the Company filed its quarterly report on Form 10-Q and Form 10-Q/A for the period ended April 30, 2011 with the United States Securities and Exchange Commission. Due to a communication error on the part of the Company, that filing was consummated before the Company’s auditors had formally authorized the filing to be made.  Therefore, the Company’s management has determined that the previously issued financial statements included in our quarterly report on Form 10-Q and 10-Q/A for the period ended April 30, 2011 should no longer be relied upon. The Company has filed this quarterly report with proper authorization from our independent auditors. The Company has informed Sadler, Gibb & Associates, LLC, the Company's independent registered public accounting firm, of the matters disclosed in this filing.

Item 6.	Exhibits

Please see Exhibit Index located behind the signature page, which is incorporated herein by this reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FORCE FUELS, INC.

Date: June 20, 2011	By:	/s/ Tom Hemingway
Tom Hemingway
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.