Form 10-K
period 2011-07-31
FORCE FUELS INC.
filed 2011-11-15
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  000-49993

FORCE FUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1503 South Coast Drive, Ste. 206 Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(949) 783-6723
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 13(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At October 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $204,360. This aggregate market value is estimated solely for purposes of this report and is based on the closing price for the registrant’s common stock on October 31, 2011 as reported on the Over-the-Counter Markets.  The number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2011 is 13,321,875, all of one class, $.001 par value per share, of which 8,846,875 were held by non-affiliates of the registrant.For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the registrant.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

FORCE FUELS, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of the Company’s management.  Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to revise or update publicly any forward-looking statements.

PART I.

ITEM 1.  BUSINESS.

Corporate History Overview

The Company was incorporated as DSE Fishman, Inc. in the State of Nevada on July 15, 2002. On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“the Company”).  At that time the primary focus of the Company became the development and marketing of a proprietary, zero emission hydrogen fuel cell/electric battery hybrid drive system for automotive utilization. In October 2009 the Company retained new management and began the process of exploring the feasibility of acquiring, developing and marketing of green energy products as well as regulated and standardized energy based products, including traditional hydrocarbon based oil and gas and solar and wind energy.

As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to Force Fuels, Inc.

During the fiscal year ended July 31, 2011, the Company's principal business was the acquisition and management of oil, gas and alternative energy operations.

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At July 31, 2011, the Company had a working capital deficit of $1,275,768 and had accumulated losses of $3,826,803. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Current Business and Properties

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

The company’s current primary focus is on property acquisition, exploration, and development activities related to oil, gas and electrical production. These energy-based activities include traditional hydrocarbon-based oil and gas development, as well as “green” or “alternative” energy, which includes solar and wind electrical generation.

In the oil and gas field, the Company will focus on:

•	The drilling of shallow oil wells from 600 to 3,000 feet deep, which are relatively inexpensive to operate and can be optimized with existing technologies

•	The purchase of marginally producing shallow oil wells;

•	The purchase of leases with potential for additional drilling in proven producing areas; and

•	The acquisition of in-house know-how to further optimize production through stimulation, refurbishing and site optimization.

The strategy of the Company is to invest principally in the acquisition or installation of energy-based assets that can contribute immediately and substantially to cash flow through sales to local energy companies, thus only requiring external or government financing for subsequent acquisitions and not for operating expenses.

In the short term, the Company will focus on maximizing revenue from its recent acquisition of approximately 2,500 acres of oil producing land leases with 49 oil and 5 natural gas wells located in southeast Kansas.

Properties

Southeast Kansas

The Company’s current properties consist of thirteen contiguous oil and gas leases that make up approximately 2,500 gross acres located in Chautauqua and Montgomery Counties of southeast Kansas. There are 54 wells on the property mostly drilled to the Redd Sands formation. Currently the production has been generated from approximately four wells.  The balances of the wells have been inactive for a period of time.

The Company acquired these leases on April 23, 2010 through a Purchase Agreement with PEMCO, LLC (“Pemco”). The cost of the properties aggregated $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately nine hundred sixty (960) barrels of oil in storage amounting to $81,980 which has been considered as inventory. A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The terms of the agreement with Energy Recovery Systems were not finalized as of the date of this report. The Company has imputed $58,375 of interest on the promissory notes at the rate of 10% per annum.

On March 30, 2011, the Company entered into an Agreement Terminating Asset Purchase Agreement (“Terminating Agreement”) with Pemco. The Terminating Agreement served to terminate all obligations of the parties under the Purchase Agreement. As such, the parties released each other from all remaining terms and provisions of the Purchase Agreement. The Terminating Agreement also provides that the Company will sell to Pemco a fifty percent (50%) interest in four of the thirteen leases originally acquired by the Company under the Purchase Agreement. The Company will sell these interests for all amounts owed by the Company to Pemco and all other parties under the Purchase Agreement. The four leases are referred to as the Mann, Mann AB, Bayless, and Doebrook leases. With regard to the nine remaining leases originally acquired by the Company under the Purchase Agreement, Pemco will become the operator of drilling operations for each of those leases and subject to a separate development agreement to be executed in the future.

On 30 March 2011 the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Pemco. Under the JV Agreement the parties will work together to develop oil and gas leases located in Kansas and Oklahoma. The leases are the four leases owned jointly by the Company and Pemco (the “Joint Leases”), and the nine leases which the Company owns, known as the Ball, East Ball, Kelso, Moore, Smith, Bain, Clark, Thorne, and Pendleton (the “Company Leases”).

With regard to the Joint Leases, (i) revenue (after operating expenses) generated from existing operations will be divided equally between Pemco and the Company; (ii) any new development be funded by the Company and the execution plan will be performed by Pemco; and, (iii) revenue (after operating expenses and cost of financing) generated from the new development will be allocated seventy five percent (75%) to the Company and twenty five percent (25%) to Pemco.

With regard to the Company Leases, (i) the Company and Pemco will use their respective best efforts to develop these leases; and, (ii) revenue (after operating expenses and cost of financing) generated will be allocated seventy five percent (75%) to the Company and twenty five percent (25%) to Pemco.

As of July 31, 2011, the Company has sold 776 of the 960 barrels of oil which was considered as inventory as of July 31, 2010. Effective July 31, 2011, the Company has reclassified the balance of the inventory to oil and gas properties.

Marketing

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, market actions by the Organization of the Petroleum Exporting Countries (“OPEC”), and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors.

Competition

The oil and natural gas industry is highly competitive in all phases. We are in direct competition for the acquisition of properties with numerous oil and natural gas companies and drilling and income programs and partnerships exploring various areas of Kansas and Oklahoma.  Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals, and drilling and income programs. Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Government Regulation

Federal, state, and local laws and regulations affect the production, transportation, and sale of oil and natural gas from the Company’s operations. States in which the Company operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit.

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase our cost of doing business. These laws and regulations may require the acquisition of a permit by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations. Ultimately, the Company may bear some of these costs.

Presently, the Company does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on its capital expenditures, earnings, or competitive position in the oil and natural gas industry; however, changes in the laws, rules or regulations, or the interpretation thereof, could have a material adverse effect on the Company’s financial condition or results of operation.

Employees

As of July 31, 2011, the Company had one full-time employee, the Company’s Chief Executive Officer and eight independent contractors.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Report, you should carefully consider the risk factors set forth below. The market or trading price of our securities could decline due to any of these risks. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this Report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing. Please note that additional risks not currently known to us or that we currently deem immaterial may also impair our business and operations.

Our securities should be purchased only by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Crude oil and natural gas prices are highly volatile in general, and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions and natural disasters; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history, and businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which we cannot recover. We face all of the challenges of a new business enterprise, including but not limited to locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

The amount of capital available to us is limited, and it may not be sufficient to enable us to fully execute our capital expenditure program and growth initiatives without additional funding sources. Additional financing may also be required to achieve our objectives and provide working capital for organizational infrastructure developments necessary to achieve our growth plans and reach a level of oil and gas operating activities that allows us to take advantage of certain economies of scale inherent to our business which would provide us the ability to reduce costs on a per unit of production basis. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

We may not be able to operate profitably in the near future, if at all.

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. To date, we have recognized only net losses and have not been profitable. We can provide no assurance that we will be profitable or, if we are profitable, that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may not be able to profitably execute our plan of operation.

The report of our independent auditor raises substantial doubts about our ability to continue as a going concern.

The independent auditor's report on our July 31, 2011 Consolidated Financial Statements included elsewhere in this Report states that our results of operations, cash flows and liquidity raise substantial doubts about our ability to continue as a going concern.  We cannot assure you that we will be able to generate revenues or maintain any line of business that might prove to be profitable.  Our ability to continue as a going concern and to execute our business strategies is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities and/or obtaining additional credit from various financial institutions or other lenders.  If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock.  We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.  See “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Going Concern” note to “Item 8. Financial Statements and Supplementary Data.”

We require financing to execute our business plan and fund capital program requirements.

We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to fund any growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this Report.

Any future acquisitions and development activities may not result in additional proved reserves, and we may not be able to drill productive wells at acceptable costs.

In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent that we acquire properties containing proved reserves or conduct successful development and exploration activities, or both, our proved reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our ability to find or acquire additional reserves.

The business of acquiring, enhancing or developing reserves is capital intensive. We will require cash flow from operations as well as outside investments to fund our planned acquisition and development activities. If our cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired.

We may not be able to acquire producing oil and gas properties which contain economically recoverable reserves.

Competition for producing oil and gas properties is intense, and many of our competitors have substantially greater financial and other resources than we do. Acquisitions of producing oil and gas properties may be at prices that are too high to be acceptable.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our Articles of Incorporation generally provides that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty and may require us to indemnify our officers and directors.

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Kansas and Oklahoma. Most of our competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Most of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of members of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense, and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to the protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Future increases on taxes on energy products, energy service companies and exploration activities may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where the Company operates and impose taxes on the oil and natural gas products sold by the Company. Recently, there have been discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities. Such matters are beyond the Company's ability to accurately predict or control; however, any such increase in taxes or additional taxes levied on the Company by federal, state or local jurisdictions could adversely affect our results of operations and/or increase our operating expenses.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to: the repeal of the percentage depletion allowance for oil and natural gas properties; the elimination of current deductions for intangible drilling and development costs; the elimination of the deduction for certain domestic production activities; and an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law. The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by the Company, and any such changes could negatively affect our financial condition and results of operations.

The crude oil and natural gas reserves we report in our filings with the SEC are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. Any reserves we will report in our filings with the SEC will only be estimates, and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas, which cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material and adverse.

This Transition Report includes “probable reserves” and “possible reserves,” both of which are considered by the SEC as unproved reserves and to be inherently unreliable.  Probable and possible reserves may be misunderstood or seen as misleading to investors that are not experts in the oil and gas industry.  As such, investors should not place undue reliance on these estimates.  Except as required by applicable law, we undertake no duty to update this information and do not intend to do so.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Any growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Because of the speculative nature of oil and gas exploration and development, there is substantial risk that we will not find any commercially exploitable oil or gas and that our business will fail.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas. Future exploration and development expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, our financial condition and results of operations could be adversely affected.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life; severe damage to or destruction of property, natural resources and equipment; pollution or other environmental damage; cleanup responsibilities; regulatory investigations; and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance we currently maintain or that we obtain in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Minority or royalty interest purchases do not allow us to control production completely.

We sometimes may acquire less than the controlling working interest in oil and gas properties. In such cases, it is likely that these properties would not be operated by us. When we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income, which may adversely affect our financial condition and results of operations.

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

We currently have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or our preferred stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, our Board of Directors is authorized, without shareholder action or vote, to establish various classes or series of preferred stock from time to time and to determine the rights, preferences and privileges of any unissued classes or series including, among other matters, any dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms, the number of shares constituting any such series and the description thereof, and to issue any such shares. Our Board of Directors may, without shareholder approval, issue shares of a class or series of preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of the common stock and may have the effect of delaying, deferring or preventing a change in control of us. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including: actual or anticipated variations in our quarterly results of operations; changes in market valuations of companies in our industry; changes in expectations of future financial performance; fluctuations in stock market prices and volumes; issuances of dilutive common stock or other securities in the future; the addition or departure of key personnel; announcements by us or our competitors of acquisitions, investments or strategic alliances; and the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock in the open market will decrease the market price of our common stock. The impact of any such issuances of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently traded. The exercise of any options or warrants or the vesting of any restricted stock that we may grant to directors, executive officers, employees, and others in the future, the issuance of common stock in connection with acquisitions, and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock or preferred stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company signed a 24 month lease beginning October 1, 2010 for 2,478 square feet of space in an office building located at 1503 South Coast Drive, Costa Mesa CA, 92626. The lease agreement has one 24 month extension option.

Southeast Kansas

As of July 31, 2011, the Company’s has a leasehold interest in thirteen contiguous oil and gas leases that make up approximately 2,500 gross acres located in Chautauqua and Montgomery Counties of southeast Kansas. There are 54 wells on the property mostly drilled to the Redd Sands formation. Currently the production has been generated from approximately twelve wells.  The balances of the wells have been inactive for a period of time.

Production

The following table summarizes, for the year ended July 31, 2011, the Company’s net share of oil and natural gas production, based on the average sales price per barrel (BBL). "Net" production is production that the Company owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. The Company generally sells its oil and natural gas at prices then prevailing on the "spot market" and does not have any material long term contracts for the sale of natural gas at a fixed price.

Net Proved Oil and Natural Gas Reserves

As of July 31, 2011, the Company’s total estimated net proved developed reserves were approximately 606 thousand Barrels of oil reserves.  Also as of July 31, 2011, the Company’s total estimated net proved undeveloped reserves were approximately 10.6 million Barrels of oil reserves.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data (see Supplemental Information to Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS.

As of July 31, 2011, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

On May 23, 2011, the Company received a complaint from Oscar Luppi, former Chairman, President, Chief Executive Officer, and Treasurer of the Company. The complaint seeks contractual damages in the amount of $1,142,739, or alternatively the fair value of services of plaintiff of $413,973, or greater, plus interest.  The principal causes of action are breach of contract; and, common count for services rendered arising out of claims for allegedly unpaid wages and future wages. As of July 31, 2011, the Company has accrued $435,947 related to Mr. Luppi’s service to the Company which is recorded as accrued officers salaries on the accompanying balance sheet.

ITEM 4.  (REMOVED AND RESERVED)

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since April 27, 2010, our common stock has been quoted on the OTC Pink market under the symbol “FOFU”.

The quarterly high and low bid information for our common stock for each full quarterly period in the two fiscal years ended July 31, 2011 are set forth below.

	2011		2010
Quarter	High	Low	High		Low
First	$0.65	$0.26	$	*	$	*
Second	$0.48	$0.07	$	*	$	*
Third	$0.26	$0.10		$3.75		$3.75
Fourth	$0.15	$0.06		$1.15		$0.30

* Our common stock had no active trading market until April 27, 2010

Shareholders

As of October 31, 2011, there were approximately 235 record holders of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  In addition, our current policy is to retain any earnings to finance operations and expand our business.

Recent Sales of Unregistered Securities

During the year ended July 31, 2010, the Company issued 1,294,366 shares of common stock for services valued at $388,310 in the aggregate.

On October 1, 2009, the Company issued 1,000,000 shares of common stock to the Company’s chief executive officer as a signing bonus for entering into an Employment Agreement dated October 1, 2009. The shares were valued at $300,000 in the aggregate.

During the year ended July 31, 2010 the Company issued 148,000 shares of common stock upon conversion of convertible promissory notes at a value of $571,014 in the aggregate.

On June 25, 2010 the Company issued 150,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $133,500 in the aggregate.

During the year ended July 31, 2010 the Company cancelled 3,800,000 previously issued shares of common stock.

During the year ended July 31, 2011, the Company issued 4,481,746 shares of common stock for services valued at $739,484 in the aggregate.

During the year ended July 31, 2011, the Company issued 200,000 shares of common stock for an extension of maturity date on notes payable. The shares were valued at $24,000 in the aggregate.

During the year ended July 31, 2011, the Company issued 60,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $15,600 in the aggregate.

During the year ended July 31, 2011, the Company issued 500,000 shares of common stock upon default of a note payable. The shares were valued at $225,000 in the aggregate.

During the year ended July 31, 2011, the Company cancelled 12,500 previously issued shares of common stock for $25,000.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors affecting our financial condition, changes in financial condition, and results of operations during the years ended July 31, 2011 and 2010 and should be read with our Consolidated Financial Statements and related notes appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report.

Resignation of Oscar Luppi

On March 22, 2011, the Board of Directors accepted Mr. Oscar Luppi’s voluntary resignation from his positions of Chairman, President, Chief Executive Officer, and Treasurer of the Registrant. At the time there were no disagreements or misunderstandings relating to the Registrant’s operations, policies or practices between the Board and Mr. Luppi leading to his resignation.

Appointment of Thomas C. Hemingway

On March 22, 2010, Thomas C. Hemingway was appointed Chairman, President, Chief Executive Officer and Treasurer of the Registrant. No compensation arrangement has been entered into or is contemplated with respect to Mr. Hemingway’s employment as President, Chief Executive Officer, Treasurer and Interim Chief Financial Officer.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Actual results may differ from these estimates.

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Under the sales method, the Company does not recognize the value of its crude oil inventory in the financial statements. Costs associated with production are expensed in the period incurred.

Results of Operations

Revenues

For the years ended July 31, 2011 and 2010, the Company produced revenue of $44,555 and $7,451, respectively. This revenue is primarily from the sale of crude oil.

Cost of Sales

For the year ended July 31, 2011, the Company recognized cost of goods sold of $43,359 related to the sale of inventory. For the year ended July 31, 2011, the Company did not have any cost of goods sold related to oil sales.

As of July 31, 2011, the Company has capitalized the remaining inventory which will eliminate the cost of goods sold on a going forward basis.

Operating Expenses

Our total operating expenses for the year ended July 31, 2011 were $1,461,290, a decrease of $454,271 or approximately 24% from total operating expenses of $1,915,561. This decrease in primarily the result of a decrease in stock based compensation of $300,000 and a decrease in impairment of intellectual property of $344,000 offset by an increase in lease operating expenses of $37,394, or approximately 150% to $62,394 for the year ended July 31, 2011 from $25,000 for the year ended July 31, 2010, an increase in salary and wages – officers of $184,987, or approximately 83%% to $409,067 for the year ended July 31, 2011 from $224,080 for the year ended July 31, 2010, an increase in general and administrative expense of $75,510, or approximately 7% to $945,032 for the year ended July 31, 2011 from $1,017,542 for the year ended July 31, 2010, and an increase in depletion, depreciation, amortization, and accretion of $19,798, or approximately300% compared to $4,939 for the year ended July 31, 2010.

Other Income (Expense)

For the year ended July 31, 2011, the Company had total other income of $684,937 comprised of a net gain on settlement of debt of $768,481 and interest expense of $83,544.

For the year ended July 31, 2010, the Company had a total other expense of $373,779 comprised of a loss on settlement of debt of $310,014, a loss on disposal of assets of $19,915, and interest expense of $43,850.

Net Income (Loss)

We had a net loss of $750,157 for the year ended July 31, 2011 or $0.09 per share compared to a net loss of $2,281,889 or $0.29 per share for the year ended July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2011, we had a working capital deficit of $1,257,768 consisting of current assets of $9,212 and current liabilities of $1,284,980. Our accumulated deficit of $3,826,802 as of July 31, 2011 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash used in operations was $242,718 for the year ended July 31, 2011 compared to $181,316 of net cash used in operating activities for the year ended July 31, 2010. For the year ended July 31, 2011, net cash used in operations consisted primarily of a net loss of $750,157 plus non-cash expenses of $19,798 related to depreciation, depletion, amortization and accretion, expenses paid on behalf of the Company by a related party of $11,000, a gain on settlement of debt of $768,481, amortization of discount on debt of $65,198, and common stock issued for services and loan inducement of $779,083, and a reclassification of inventory to investment in oil and gas leases of $29,690. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included a decrease in accounts receivable of $7,451, a decrease in notes receivable – related parties of $7,500, a decrease in inventory of $81,980, an increase in deposits and prepaid expenses of $16,726, an increase in accounts payable and accrued expenses of $35,074, and an increase in accrued salaries of $315,252.

We had net cash provided by financing activities of $183,500 for the year ended July 31, 2011 compared to $268,158 of net cash provided for the year ended July 31, 2010. Net cash provided by financing activities for the year ended July 31, 2011 consisted of $124,300 in proceeds from convertible notes payable, $29,200 in proceeds from convertible notes payable – related parties, 75,000 in proceeds from notes payable,a repayment of notes payable of $45,000, and a payment for cancellation of common stock of $25,000.

Obtaining any additional financing will be subject to a number of factors, including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. There can be no assurance that financing will be available to us on favorable terms or at all.  If we are unable to obtain additional financing, we may be unable to continue operations.

Off Balance Sheet Transactions

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities, and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions;

•	provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements;

•	provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and

•
provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of July 31, 2011based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2011.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at July 31, 2011:

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of October 31, 2011 along with their current positions with the Company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our executive officers are elected by our Board of Directors and serve at its discretion.

Name	Age	Position
Thomas C. Hemingway	55	Chief Executive Officer and Chairman of the Board
Charles B. Mathews	47	Chief Financial Officer
Donald Hejmanowski	52	Secretary and Director

The principal occupations of the Company’s officers and directors, during the past several years are as follows:

Thomas C. Hemingway, Chief Executive Officer and Chairman of the Board

Thomas Hemingway has been the Chief Executive Officer since May 2011 and has served as the Chairman of the Registrant from May 9, 2006 to the present and has previously served as the Chief Executive Officer and Chief Financial Officer of the Registrant from May 9, 2006 to October 21, 2008.  Mr. Hemingway has served as the Chairman, Chief Operating Officer and Secretary of NextPhase Wireless, Inc., a broadband connectivity solutions provider from January 2007 to the present.  On June 13, 2008, Mr. Hemingway became Interim Chief Financial Officer of NextPhase Wireless, Inc. and on September 4, 2008, Mr. Hemingway was named Chief Executive Officer.  Mr. Hemingway has also served as the President and Chief Executive Officer of Redwood Investment Group, an investment banking trust, from June 2003 to the present.  Mr. Hemingway previously served as Chairman and Chief Executive Officer of Oxford Media, a next generation media distribution company, from 2004 to 2006; and as Chairman and Chief Executive Officer of Esynch Corporation, developer and marketer of video-on-demand services and video streaming through the Internet, from 1998 to 2003.

Charles B. Mathews, Chief Financial Officer

Charles B. Mathews has served as the Chief Financial Officer since September 5, 2011. Mr. Mathews currently serves as CFO for SunRidge International, a publicly traded company that is a manufacturer of medical devices. Mr. Mathews also serves as CFO at BCM Energy Partners, Inc., an oil and gas focused public company. Mr. Mathews has been the Managing Partner of Mathews & Mann, LLC, an accounting and business-consulting firm in Phoenix, Arizona, since October 2000. From October 2010 to April 2011, Mr. Mathews was Chief Financial Officer for Global Entertainment Corporation, an integrated event and entertainment company. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly traded leading Hispanic internet portal. Mr. Mathews is a Certified Public Accountant, and earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

Donald Hejmanowski , Director and Corporate Secretary

Donald Hejmanowski has served as a Director of the Company and Corporate Secretary since November 1, 2009.  He is also currently the Secretary, Treasurer and a Director of H Y D, Inc., a Nevada corporation, a position he has held from 2002 to the present. HYD is in the business of providing business consulting services. Mr. Hejmanowski also served as the Vice-President of Corporate Communications and a Director of Vision Industries Corp. from December 2008 until May 2010.  Vision Industries Corp. is a provider of electric/hydrogen hybrid powered vehicles and turnkey hydrogen fueling systems.  He also has served as a Director of Ice Conversions, Inc., a California corporation, from November 2005 to March 2010. Ice Conversions is in the business of developing electric drive systems for installation in short-haul commercial trucks.   From April 2006 to February 2009, he served as a Director of US Farms, Inc., a Nevada corporation. US Farms, Inc. is a diversified commercial farming and nursery company.  From January 2006 to September 2007, he was a Director of Cyclone Energy, Inc., a California corporation that sought to develop, distribute, and market alternative fuels and hydrogen fuels through the existing gas station infrastructure. He also served as a Director of LitFunding Corp. from June 2005 to September 2006. LitFunding Corp. provided funding for litigation primarily for plaintiffs’ attorneys. From November 2002 to April 2005, Don served as a consultant to American Water Star, Inc. a water bottling and distribution company.

Corporate Governance

Our Corporate Governance Guidelines assist the Board of Directors in exercising its responsibilities and provide better communication of our policies to the public. The Corporate Governance Guidelines reflect the Board of Directors’ commitment to monitor the effectiveness of policy and decision-making, both at the Board of Directors and management levels, with a view to enhancing long-term stockholder value. A copy of our Corporate Governance Guidelines may be found on our website at www.forcefuels.com.

Board Leadership and Risk Oversight

Our Chairman of the Board is also our Chief Executive Officer. We believe that by having this combined position, our Chief Executive Officer/Chairman serves as a bridge between management and the Board of Directors, ensuring that both act with a common purpose. In addition, we believe that the combined position facilitates our focus on both long- and short- term strategies. Further, we believe that the advantages of having a Chief Executive Officer/Chairman with extensive knowledge of our Company, as opposed to a relatively less informed independent chairman, outweigh potential disadvantages of the combined role.

We administer our risk oversight function through our Audit Committee, which currently consists of our Board of Directors as a whole. Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls, and provide avenues of communication among our independent auditors, management, and our Board of Directors. Currently, our Chairman of the Board serves as the audit committee financial expert.

As of July 31, 2011 and 2010, the Board of Directors as a whole performed the functions of the compensation committee.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and the representations of the reporting persons, we believe that all filing requirements applicable to these persons were complied with during the fiscal year ended July 31, 2011.

	Form 3	Form 4
Thomas C. Hemingway	1	-
Donald Hejmanowski	1	-
Gary Cohee	1	-

Code of Conduct and Ethics

The Company has adopted a Code of Ethics that applies to all of its Directors, officers, employees, consultants, contractors and agents. The Code of Ethics has been reviewed and approved by the Board of Directors. A copy of the Code of Ethics is posted on the Company’s website at www.forcefuels.com

Item 11. Executive Compensation

Listed in the table below are the Company’s recently appointed officers as well as the Company’s prior management as of July 31, 2011.  There have been no stock options granted to employees or management during the years covered in the table below, and no employee stock options are currently outstanding.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Donald Hejmanowski	2010	$60,000	$-	$-	$60,000
Secretary and director	2011	$60,000	$-	$-	$60,000

Thomas C. Hemingway (1)	2010	$60,000	$-	$-	$60,000
President, CEO, CFO, and Chairman	2011	$129,139	$107,500	$-	$236,639

Oscar Luppi (2)	2010	$250,000	$-	$-	$250,000
Ex-President, CEO and Chairman	2011	$159,028	$-	$-	$159,028

(1)
Thomas C. Hemingway served as the Company’s President, Chief Executive Officer and Chief Financial Officer from May 9, 2006 to October 21, 2008 and served as the Company’s Chairman through September 30, 2009. A compensation agreement was entered into on October 29,2009 to remunerate him at the rate of $5,000 per month effective November 1, 2009. On March 22, 2010, Thomas C. Hemingway was appointed Chairman, President, Chief Executive Officer and Treasurer of the Registrant.

(2)
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of the Company as of October 31, 2011 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and President and Chief Financial Officer; and (iv) all Directors and executive officers of the Company as a group. The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of October 31, 2011 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner	Ownership	of Class (a)
Common	Thomas C. Hemingway	1,950,000	14.61%
	Chairman and Chief Executive Officer
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Charles B. Mathews	125,000	0.94%
	Chief Financial Officer
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Donald Hejmanowski	1,000,000	7.49%
	Director
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Gary Cohee	1,400,000	10.49%
	PMB Securities
	4630 Campus Dr. Ste. 101
	Newport Beach, CA 92660

Common	ALL EXECUTIVE OFFICERS AND	3,075,000	23.04%
	DIRECTORS AS A GROUP (3 Persons)

(a) Calculated based on 13,321,875 shares outstanding as of October 31, 2011.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of October 31, 2011. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table describes fees for the professional audit services and any fees billed for other services rendered by the Company’s auditors, Sadler, Gibb & Associates, for the audit of the Company’s annual financial statements for the years ended July 31, 2011 and 2010 any other fees billed for other services rendered by Sadler, Gibb & Associates during these periods.

	Year Ended July 31, 2011	Year Ended July 31, 2010
Audit fees	$33,500	$20,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$33,500	$20,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year ending July 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1) All Financial Statements

Consolidated Balance Sheets as of July 31, 2011 and July 31, 2010.

Consolidated Statements of Operations for the years ended July 31, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended July 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended July 31, 2011 and 2010

(2) Financial Statements Schedule

(3) Exhibits

The following documents are filed as exhibits to this Report:

2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.5(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2011

Force Fuels, Inc.

By:	/s/ Thomas C. Hemingway
Thomas C. Hemingway
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas C. Hemingway	Chairman of the Board of Directors	November 15, 2011
Thomas C. Hemingway

/s/ Charles B. Mathews	Chief Financial Officer	November 15, 2011
Charles B. Mathews

/s/ Donald Hejmanowski	Director	November 15, 2011
Donald Hejmanowski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SADLER, GIBB & ASSOCIATES, L.L.C.

To the Board of Directors
Force Fuels, Inc.

We have audited the accompanying consolidated balance sheets of Force Fuels, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Force Fuels, Inc. as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $3,826,803 as of July 31, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
November 15, 2011

FORCE FUELS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	July 31, 2011	July 31, 2010
ASSETS

Current Assets:
Cash	$2,624	$86,842
Accounts receivable, net	-	7,451
Inventory, net	-	81,980
Prepaid expenses	4,088	-
Notes receivable, related party	2,500	10,000
Total current assets	9,212	186,273

Deposits	12,638	-
Property, Plant & Equipment
Oil and gas properties (full cost method)	909,671	1,258,292
Other property, plant and equipment	138,300	138,300
Total property, plant and equipment	1,047,971	1,396,592
Accumulated depletion, depreciation and amortization	(24,737)	(4,939)
Total property, plant and equipment, net	1,023,234	1,391,653

Total assets	$1,045,084	$1,577,926

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$246,331	$224,258
Accrued officer salaries	626,082	310,830
Convertible notes payable	135,300	-
Convertible notes payable - related party	29,200	-
Notes payable	248,066	139,747
Notes payable for acquisition of oil and gas property	-	1,368,121
Total current liabilities	1,284,979	2,042,956

Asset retirement obligation	32,830	36,622

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
no issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
11,704,375 and 6,475,129 shares outstanding, respectively.	11,704	6,475
Additional paid-in capital	3,517,373	2,543,518
Accumulated deficit	(3,801,802)	(3,051,645)
Total Stockholders' Deficit	(272,725)	(501,652)
Total Liabilities and Stockholders' Deficit	$1,045,084	$1,577,926

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended
	May 31,
	2011	2010

REVENUES
Crude oil	$44,555	$7,451

COST OF GOODS SOLD	43,359	-

GROSS PROFIT (LOSS)	1,196	7,451

EXPENSES
Lease operating expense	62,394	25,000
Salary and wages - officers	409,067	224,080
Stock based compensation	-	300,000
General and administrative	945,031	1,017,542
Impairment of intellectual property rights	-	344,000
Depletion, depreciation, amortization, and accretion	19,798	4,939
Total expenses	1,436,290	1,915,561

NET LOSS FROM OPERATIONS	(1,435,094)	(1,908,110)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of debt	768,481	(310,014)
Loss on disposal of assets	-	(19,915)
Interest expense	(83,544)	(43,850)
Total other income (expense)	684,937	(373,779)

NET LOSS	(750,157)	(2,281,889)

Basic and diluted income (loss) per share, from continuing operations	$(0.09)	$(0.29)

Weighted average shares outstanding - basic and diluted	8,726,860	7,773,790

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended July 31, 2011 and 2010

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – July 31, 2009	7,682,763	$7,683	-	$-	$329,750	$(769,756)	$(432,323)
Common stock issued for signing bonus	1,000,000	1,000	-	-	299,000	-	300,000
Common stock issued for services	1,294,366	1,294	-	-	387,016	-	388,310
Common stock issued upon conversion of debt	148,000	148	-	-	570,866	-	571,014
Common stock issued for inducement of loan	150,000	150	-	-	133,350	-	133,500
Cancellation of common stock	(3,800,000)	(3,800)	-	-	3,800	-	-
Forgiveness of debt by shareholder	-	-	-	-	739,689	-	739,689
Fair value of warrants granted	-	-	-	-	80,047	-	80,047
Net loss	-	-	-	-	-	(2,281,889)	(2,281,889)
Balance – July 31, 2010	6,475,129	$6,475	-	$-	$2,543,518	$(3,051,645)	$(501,652)
Common stock issued for services	4,481,746	$4,482	-	$-	735,002.00	-	739,484
Common stock issued for extension of notes payable	200,000	200	-	-	23,800.00	-	24,000
Common stock issued for inducement of loan	60,000	60	-	-	15,540.00	-	15,600
Common stock issued upon default of note	500,000	500	-	-	224,500.00	-	225,000
Cancellation of common stock	(12,500)	(13)	-	-	(24,987)	-	(25,000)
Net loss	-	-	-	-	-	(750,157)	(750,157)
Balance – July 31, 2011	11,704,375	$11,704	-	$-	$3,517,373	$(3,801,802)	$(272,725)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended
	May 31,
	2011	2010
Operating activities:
Net loss	$(750,157)	$(2,281,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization, and accrection	19,798	6,673
Amortization of intangible assets	-	43,000
Impairment of intellectual property rights	-	344,000
Expenses paid on behalf of the Company by a related party	11,000	-
(Gain) loss on settlement of debt	(768,481)	310,014
Loss on disposal of assets	-	19,915
Amortization of discount on debt	65,198	32,835
Stock-based compensation	-	300,000
Common stock issued for services and loan inducement	779,083	521,810
Fair value of warrants	-	40,063
Reclassification of inventory to investment in oil and gas property	(29,690)	-
Changes in operating assets and liabilities:
Accounts receivable	7,451	(7,451)
Notes receivable - related party	7,500	-
Inventory	81,980	-
Deposits and prepaid expenses	(16,726)	-
Accounts payable and accrued expenses	35,074	178,884
Accrued salaries	315,252	310,830
Net cash used in operating activities	(242,718)	(181,316)

Investing activities:
Net cash Provided by (used in) financing activities	-	-

Financing activities:
Proceeds from convertible notes payable	124,300	356,158
Proceeds from convertible notes payable - related party	29,200	-
Proceeds from notes payable	75,000	-
Repayment of notes payable	(45,000)	(100,000)
Payment for cancellation of common stock	(25,000)	-
Due to related parties	-	12,000
Net cash provided by financing activities	158,500	268,158

Net decrease in cash	(84,218)	86,842

Cash, beginning of period	86,842	-

Cash, end of period	$2,624	$86,842

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 – Description of the Business and Summary of Significant Accounting Policies

The Company was incorporated as DSE Fishman, Inc. in the State of Nevada on July 15, 2002. On May 14, 2008 DSE Fishman changed its name to Force Fuels, Inc. (“the Company”).  At that time the primary focus of the Company became the development and marketing of a proprietary, zero emission hydrogen fuel cell/electric battery hybrid drive system for automotive utilization. In October 2009 the Company retained new management and began the process of exploring the feasibility of acquiring, developing and marketing of green energy products as well as regulated and standardized energy based products, including traditional hydrocarbon based oil and gas and solar and wind energy.

On July 31, 2008 the Company entered into an Assignment and Contribution Agreement  (“Assignment and Contribution Agreement”) with ICE Conversions, Inc. to operate a business engaged in the development, manufacture and marketing of electric drive systems for installation in short-haul commercial trucks.  The transactions contemplated by the Assignment and Contribution Agreement included:

(a)	The contribution, transfer and license of certain assets and intellectual property rights of ICE to the Company;

(b)	The grant of 1,000,000 shares of Common Stock to ICE; by subsequent agreement 600,000 of these shares were returned, to the Company, for cancellation, on December 9, 2009.

(c)	Confirmation of the previous grant of 2,500,000 shares of Common Stock pursuant to a consulting agreement; by subsequent agreement these shares were returned on, August 31, 2009, for cancellation.

(d)	Cash payment of $400,000 from the Company to ICE, made payable as follows: 100,000 on or before March 15, 2009 and $300,000 on or before June 15, 2009.

On January 30, 2009 ICE agreed to extend the timeline for the $400,000 cash payment to allow Force Fuels to make 8 separate installment payments, each in the amount of $50,000, due on or before the last day of each quarter of Force Fuel’s fiscal year, commencing with the first installment due on or before April 30, 2010 and the eighth and final payment due on or before January 31, 2012.

The Assignment and Contribution Agreement replaced the Joint Venture Agreement dated May 12, 2008.  Pursuant to the terms of the Assignment and Contribution Agreement, 500,000 of the 1,500,000 shares previously issued to ICE were cancelled on July 31, 2008. In June 2010, the agreement was amended effective April 2010.  By virtue of that amendment, the company returned to ICE all of the intellectual property rights described above and received, in exchange, intellectual property rights for the development of a hydrogen/electric hybrid automobile.  For this non-monetary exchange of assets, the fair value of neither the asset received nor the assets relinquished is determinable within reasonable limits and hence, the new asset has been recorded at the book value of the relinquished asset.  In addition, ICE cancelled the $400,000 debt owing to ICE for the acquisition of the above referenced intellectual property rights.

As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to Force Fuels, Inc.

During the fiscal year ended July 31, 2011, the Company's principal business was the acquisition and management of oil, gas and alternative energy operations.

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At July 31, 2011, the Company had a working capital deficit of $1,139,123 and had accumulated losses of $3,745,347. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “FOFU.”

Basis of Presentation, Fiscal Year, and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Force Fuels Services, Inc., Great American Coffee Company, and Cheetah Motor Corp. All intercompany transactions and balances have been eliminated. The Company has elected a fiscal year-end of July 31.

Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of July 31, 2011, the Company had a cash balance of $2,624. As of July 31, 2010, the Company had a cash balance of $86,842. As of July 31, 2011 and July 31, 2010, the Company had no cash equivalents.

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

Financial Instruments and Concentrations

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and convertible notes, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality financial institution.

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows at July 31, 2011 were determined using a price estimate of $66 per barrel. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at July 31, 2011 and 2010, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the consolidated statements of operations.

Costs of oil and gas properties are amortized using the units of production method. For the year ended July 31, 2011, the Company did not amortize any costs associated with production as the oil sales were primarily from inventory acquired. As of July 31, 2011, the Company reclassified the remaining balance of oil inventory to oil and gas properties. The Company reclassified $26,690 in oil inventory to oil and gas properties.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the years ended July 31, 2011 and 2010, no impairment of oil and gas properties was recorded.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of accounts payable and accrued liabilities are considered to approximate their fair value due to their short-term nature.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition

The Company recognizes revenues from the sale of crude oil using the sales method of accounting. Under this method, the Company recognizes revenues when oil is delivered and title transfers.

Basic and Diluted Net Income (Loss) per Share

FASB Codification Topic 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average number of shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

The table below shows the earnings (loss) per share, basic and diluted, for years ended July 31, 2011 and 2010:

	For the Year Ended July 31,
	2011	2010
Net loss	$(775,157)	$(2,281,889)
Weighted average common shares outstanding	8,726,860	7,773,790
Earnings per share:
Basic and diluted income per share from continuing operations	$(0.09)	$(0.29)

Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Leases

The Company signed a 24 month lease beginning October 1, 2010 for 2,478 square feet of space in an office building located at 1503 South Coast Drive, Costa Mesa CA, 92626. The lease agreement has one 24 month extension option. The lease calls for lease payments between October 1, 2010 and September 30, 2011 of $2,453 and lease payments of $4,213 between October 1, 2011 and September 30, 2012.

The table below shows the lease obligations for the Company through the end of the current lease:

	For the Years Ended July 31,
	2012	2013
Office lease	$47,032	$8,425

Stock-based Compensation

The Company adopted the fair value recognition provisions of FASB Codification Topic 740, “Stock Compensation,” under which the Company records stock-based compensation expense for warrants and stock options granted to employees, directors and officers using the fair value method. Under this method, stock-based compensation is recorded over the vesting period of the warrant and option based on the fair value of the warrant and option as of the grant date. The fair value of each warrant and option granted is estimated using the Black-Scholes option pricing model that takes into account, on the grant date, the exercise price, expected life of the warrant and/or option, the price of the underlying security, the expected volatility, expected dividends on the underlying security, and the risk-free interest rate. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock based compensation is recorded with a corresponding increase to additional paid-in capital. Consideration received on the exercise of warrants and options, together with the amount previously credited to additional-paid in capital, is recognized as an increase in common stock.

Recently Issued Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative generally accepted accounting principles in the United States of America (“GAAP’) for nongovernmental entities to be comprised of only the FASB Accounting Standards Codification (“ASC”) and, for registrants with the Securities and Exchange Commission (the “SEC”), guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. The Company’s adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03). ASU 2010-03 aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that are used in estimating proved oil and gas quantities, and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU 2010-03 effective January 1, 2011.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Reclassification of Financial Statement Accounts

Certain amounts in the July 31, 2010 consolidated financial statements have been reclassified to conform to the presentation in the July 31, 2011 consolidated financial statements.

Note 2 – Properties and Equipment, net

The Company’s property and equipment as of July 31, 2011 and July 31, 2010 are summarized as follows:

	July 31,	July 31,
	2011	2010
Well operating equipment	$138,300	$138,300
Less: accumulated depreciation	(24,737)	(4,939)

Property and equipment, net	$113,563	$133,361

Depreciation expense for the fiscal years ended July 31, 2011 and 2010 was $19,798 and $6,673 respectively.

Note 3 – Purchase of Oil and Gas Properties

On April 23, 2010 the Company entered into an agreement with Pemco LLC to acquire thirteen oil producing properties.  The aggregate cost of the properties was $1,500,000 (including all of the associated equipment already in place amounting to $138,300 and approximately 960 barrels of oil in storage amounting to $81,980 which has been considered as inventory). A deposit of $100,000 was paid at closing which reduced the amount due and owing to Pemco to $900,000, to be secured through a collateralized non-interest bearing promissory note to be paid, in equal monthly installments of $100,000,  commencing one month after the initial closing and continuing for nine months.  The remaining balance of $500,000 is to be paid to Energy Recovery Systems. The Company has imputed $58,375 of interest on the promissory notes at the rate of 10 percent per annum.

On March 30, 2011, the Company entered into an Agreement Terminating Asset Purchase Agreement (“Terminating Agreement”) with Pemco. The Terminating Agreement served to terminate all obligations of the parties under the Purchase Agreement. As such, the parties released each other from all remaining terms and provisions of the Purchase Agreement. The Terminating Agreement also provides that the Company will sell to Pemco a fifty percent (50%) interest in four of the thirteen leases originally acquired by the Company under the Purchase Agreement. The Company will sell these interests for all amounts owed by the Company to Pemco and all other parties under the Purchase Agreement. As a result of this Termination Agreement, the Company reduced the note payable to ERS from $500,000 to $0, reduced the remaining note payable to Pemco from $855,000 to $-0-, recorded an adjustment of asset retirement obligation of $5,815, reduced the oil and gas property by $380,334, and recorded a gain on settlement of debt of $980,481.

Notes payable and discount on the note at July 31, 2011 and July 31, 2010 consisted of the following:

	July 31,	July 31,
	2011	2010
Note payable to ERS, unsecured, due November 30, 2010	$-	$500,000
Note payable to Pemco, unsecured, due February 23, 2011	-	900,000
Less: discount for imputed interest	-	(31,879)

Notes payable, net	$-	$1,368,121

Note 4 – Notes Payable

Notes payable at July 31, 2011 and July 31, 2010 consisted of the following:

	July 31,	July 31,
	2010	2009
Note payable on January 29, 2009, 10% interest, unsecured and due on demand	$35,960	$35,960
Note payable on June 1, 2009, 10% interest, unsecured and due on demand	13,738	13,738
Note payable on July 1, 2009, 10% interest, unsecured and due on demand	12,710	12,710
Note payable on October 1, 2009, 10% interest, unsecured and due on demand	10,658	10,658
Note payable on July 16, 2009, 10% interest, secured by a pledge of 500,000
shares of the Company's common stock, due 90 days following closing	100,000	100,000
Note payable on September 23, 2010, 8.0% interest, unsecured, convertible into
common stock at a price of $0.50 per share, due 90 days from issuance date	30,000	-
Note payable on September 23, 2010, 1.0% interest, unsecured, convertible into
common stock at a price of $0.50 per share, due 90 days from issuance date	29,200
Note payable on November 18, 2010, zero percent interest, unsecured,
convertible into Common stock at a 50% discount to market	50,000	-
Note payable on February 28, 2011, 8% interest, unsecured, convertible into common
stock at a price of $0.25 per share at the time of conversion	5,000	-
Note payable on March 2, 2011, 5% interest, unsecured, convertible into common
stock at a price of $0.25 per share at the time of conversion	5,000	-
Note payable on March 28, 2011, 5% interest, unsecured, convertible into common
stock at a price of $0.20 per share at the time of conversion	30,300	-
Note payable on April 22, 2011, 1% interest, unsecured and due on demand	50,000	-
Note payable on June 3, 2011, 1% interest, unsecured and due on demand	25,000
Note payable on July 25, 2011, 10% interest, unsecure, convertible into common
stock at a price of $0.15 per share at the time of conversion	15,000
Discount on beneficial conversion feature	-	(33,319)

Notes payable, net	$412,566	$139,747

All of the above notes payable are due to unrelated parties except for $29,200 which is a part of the September 23, 2010 convertible note payable. The related interest expense on these notes for the years ended July 31, 2011 and 2010 was $85,849 and $13,816, respectively. In accordance with ASC 470-20 – Debt with Conversion and Other Options, the Company determined that no beneficial conversion feature need be recognized on convertible notes payable executed as of July 31, 2010. As of July 31, 2011, no shares have been authorized or issued by the Company in satisfaction of the convertible notes payable.

During the fiscal year ended July 31, 2010 the Company sold $261,000 of convertible promissory notes.  As of July 31, 2010 all such notes were converted to 148,000 shares of the Company’s common stock. The shares were issued at an average price per share of $3.63. The Company recognized a loss on settlement of debt of $310,014 in connection with the issuance.

Note 5 – Stockholders’ Deficit

Common Stock

During the year ended July 31, 2010, the Company issued 1,294,366 shares of common stock for services valued at $388,310 in the aggregate.

On October 1, 2009, the Company issued 1,000,000 shares of common stock to the Company’s chief executive officer as a signing bonus for entering into an Employment Agreement dated October 1, 2009. The shares were valued at $300,000 in the aggregate.

During the year ended July 31, 2010 the Company issued 148,000 shares of common stock upon conversion of convertible promissory notes at a value of $571,014 in the aggregate.

On June 25, 2010 the Company issued 150,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $133,500 in the aggregate.

During the year ended July 31, 2010 the Company cancelled 3,800,000 previously issued shares of common stock.

During the year ended July 31, 2011, the Company issued 4,481,746 shares of common stock for services valued at $739,484 in the aggregate.

During the year ended July 31, 2011, the Company issued 200,000 shares of common stock for an extension of maturity date on notes payable. The shares were valued at $24,000 in the aggregate.

During the year ended July 31, 2011, the Company issued 60,000 shares of common stock as an inducement to an unrelated third-party lender. The shares were valued at $15,600 in the aggregate.

During the year ended July 31, 2011, the Company issued 500,000 shares of common stock upon default of a note payable. The shares were valued at $225,000 in the aggregate.

During the year ended July 31, 2011, the Company cancelled 12,500 previously issued shares of common stock for $25,000.

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

One million five hundred thousand (1,500,000) shares were reserved for issuance under the Plan, subject to adjustment for stock splits, stock dividends, recapitalizations or similar capital changes.  Prior to the Reverse Split, options to purchase 1,500,000 shares had already been issued and exercised in full.  Accordingly, there are no additional shares available for future grants under the Plan and no options are outstanding as of July 31, 2011 or 2010.  The number of shares issued under the Plan was 1,500,000 adjusted to 150,000 shares as a result of the Reverse Stock Split. The Company has not issued any options out of the above plan and hence, no options were outstanding as of July 31, 2011 and 2010.

Note 6 – Contingencies, Environmental and Other

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $36,830 and $36,622 for its estimated asset retirement obligation as of July 31, 2011 and 2010, respectively.

Note 7 – Contingent Liabilities

On May 23, 2011, the Company received a complaint from Oscar Luppi, former Chairman, President, Chief Executive Officer, and Treasurer of the Company. The complaint seeks contractual damages in the amount of $1,142,739, or alternatively the fair value of services of plaintiff of $413,973, or greater, plus interest.  The principal causes of action are breach of contract; and, common count for services rendered arising out of claims for allegedly unpaid wages and future wages. As of July 31, 2011, the Company has accrued $435,947 related to Mr. Luppi’s service to the Company which is recorded as accrued officers salaries on the accompanying balance sheet.

Note 8 – Oil and Gas Properties

Oil and gas properties are stated at cost. The Company did not recognize any depletion during the years ended July 31, 2011 or 2010. Gains and losses on sales and disposals are included in the statements of operations. As of July 31, 2011 and 2010 oil and gas properties consisted of the following:

	July 31,	July 31,
	2011	2010
Producing Activities
Proved properties	$909,671	$1,258,292
Accumulated depletion	-	-

Net Oil and Gas Properties	$909,671	$1,258,292

Capitalized Costs for Oil and Gas:

	July 31,	July 31,
	2011	2010
Costs Incurred in Oil and Gas Acquisition and Development Activities
Produced properties	$909,671	$1,258,292
Accumulated depletion	-	-

Total	$909,671	$1,258,292

Note 9 – Income Taxes

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

The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 43% to the net loss before provision for income taxes for the following reasons:

	July 31,	July 31,
	2011	2010

Income tax recovery at statutory rates	$1,128,034	$794,716
Permanent differences	1,084,210	521,050
Valuation allowance change	(2,212,244)	(1,315,766)

Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2011	2010

Net operating loss carryforward	$878,313	$436,473
Valuation allowance	(878,313)	(436,473)

Net deferred income tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $1,560,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 10 – Supplemental Cash Flow Information

Non-cash investing and financing activities for the year ended July 31, 2011 included the following:

	For the Years Ended
	July 31,
	2011	2010
Cash paid for:
Interest	$-	$6,545
Income taxes	$-	$-

Non cash financing activities:
Forgiveness of debt from related party	$-	$739,689
Issuance of promissory note for investment in oil lease
rights and related assets	$-	$1,500,000
Sale of working interest in oil and gas leases in exchange
for settlement of notes payable	$380,334	$-

Note 11 – Subsequent Events

On August 22, 2011, the Company issued 220,000 shares, valued at $24,200 for services.

On August 25, 2011, the Company issued 120,000 shares, valued at $24,200 for services.

On September 28, 2011, the Company issued 300,000 shares, valued at $24,000 for services.

On October 4, 2011, the Company issued 300,000 shares, valued at $21,000 for services.

On October 11, 2011, the Company issued 700,000 shares, valued at $42,000 for services.

In accordance with ASC 855, Company management has reviewed all material events through the date of this report and there are no additional subsequent events to report other than those events listed above.

FORCE FUELS, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), "Modernization of Oil and Gas Reporting." ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," "proved undeveloped" and "probable" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to July 31, 2011 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at July 31, 2011, as estimated by Warpath Energy, Inc.

	At July 31, 2011	At July 31, 2010
Net Proved Developed Reserves
Crude Oil (Bbls)	606,447	606,447

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	10,624,053	10,624,053
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	10,624,053	10,624,053

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	11,230,500	11,230,500
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	11,230,500	11,230,500

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at July 31, 2011:

	At July 31, 2011	At July 31, 2010
Proved leasehold costs	$876,841	$1,221,670
Costs of wells and development	-	-
Capitalized asset retirement costs	32,830	36,622
Total cost of oil and gas properties	909,671	1,258,292
Accumulated depreciation and depletion	-	-
Net Capitalized Costs	$909,671	$1,258,292

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended July 31, 2011:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Acquisition of properties
Proved	$909,671	$1,258,292
Exploration costs	-	-
Development costs	-	-
Net Capitalized Costs	$909,671	$1,258,292

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended July 31, 2011:

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2010
Crude oil revenues	$44,555	$7,451
Production costs	(62,394)	(25,000)
Depreciation and depletion	(19,798)	(4,939)
Results of operations for producing activities, excluding corporate overhead	$(37,637)	$(22,488)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on an $66 crude oil price. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of July 31, 2011:

	July 31,	July 31,
	2011	2010

Future cash inflows	$17,880,784	$25,616,435
Future production costs	(3,576,157)	(5,123,287)
Future development costs	(5,364,236)	(7,684,931)
Future income tax expense	(1,788,092)	(2,561,664)
Future net cash inflows	7,152,299	10,246,553
10% annual discount for estimated timing of cash flows	(3,831,178)	(5,488,636)
Standardized measure of discounted future net cash flows	$3,321,121	$4,757,917

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended July 31, 2011:

	July 31,	July 31,
	2011	2010
Beginning of period	$4,797,917	$-
Extensions, discoveries and improved recovery	-	-
Revisions of previous estimates	-	-
Purchases of reserves in place	-	4,797,917
Sales of reserves in place	(1,476,796)	-
Net change in process and production costs	-	-
Accretion of discount	-	-
Sales of oil and natural gas produced, net of production costs	-	-
Changes in estimated future development cost		-
Development costs incurred	-	-
Net change in income taxes		-
Change in timing of estimated future production	-	-
End of period	$3,321,121	$4,797,917

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit
2.1(1)	Bylaws

2.2(1)	Articles of Incorporation

2.3(2)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on April 17, 2008.

2.4(3)	Certificate of Amendment to the Articles of Incorporation as filed with the Nevada Secretary of State on May 27, 2008.

10.1(4)*	2002 Stock Option Plan as adopted July 15, 2002

10.2(5)	Joint Venture Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. May 12, 2008.

10.3(6)	Assignment and Contribution Agreement by and between Force Fuels, Inc. and Ice Conversions, Inc. effective July 31, 2008.

10.4(6)*	Consulting Agreement with Donald Hejmanowski effective May 12, 2008.

10.5(6)*	Employment Agreement of Donald Hejmanowski dated October 21, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	This exhibit references a Management Compensation Plan or Arrangement

(1)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB filed on September 9, 2002, and is incorporated by reference herein.

(2)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 06, 2008, and is incorporated by reference herein.

(3)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on June 16, 2008, and is incorporated by reference herein.

(4)	Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on January 21, 2003.

(5)	Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on May 27, 2008, and is incorporated by reference herein.

(6)	Filed with the Securities and Exchange Commission in the Exhibits to Form 10-K/A filed on December 30, 2008, and is incorporated by reference herein.