Form 10-K/A
period 2011-07-31
FORCE FUELS INC.
filed 2011-12-16
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At October 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $204,360. This aggregate market value is estimated solely for purposes of this report and is based on the closing price for the registrant’s common stock on October 31, 2011 as reported on the Over-the-Counter Markets.  The number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2011 is 13,544,375, all of one class, $0.001 par value per share, of which 8,846,875 were held by non-affiliates of the registrant. For the purpose of this report, it has been assumed that all officers and directors of the issuer are affiliates of the registrant.  The statements made herein shall not be construed as an admission for determining the affiliate status of any person.

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

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At July 31, 2011, the Company had a working capital deficit of $1,275,767 and had accumulated losses of $3,801,802. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating Expenses

Our total operating expenses for the year ended July 31, 2011 were $1,461,290, a decrease of $454,271 or approximately 24% from total operating expenses of $1,915,561. This decrease in primarily the result of a decrease in stock based compensation of $300,000 and a decrease in impairment of intellectual property of $344,000 offset by an increase in lease operating expenses of $37,394, or approximately 150% to $62,394 for the year ended July 31, 2011 from $25,000 for the year ended July 31, 2010, an increase in salary and wages – officers of $184,987, or approximately 83% to $409,067 for the year ended July 31, 2011 from $224,080 for the year ended July 31, 2010, a decrease in general and administrative expense of $75,511, or approximately 7% to $945,031 for the year ended July 31, 2011 from $1,017,542 for the year ended July 31, 2010, and an increase in depletion, depreciation, amortization, and accretion of $19,798, or approximately 300% compared to $4,939 for the year ended July 31, 2010.

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

Liquidity and Capital Resources

As of July 31, 2011, we had a working capital deficit of $1,257,767 consisting of current assets of $9,212 and current liabilities of $1,284,980. Our accumulated deficit of $3,826,802 as of July 31, 2011 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

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

We had net cash provided by financing activities of $158,500 for the year ended July 31, 2011 compared to $268,158 of net cash provided for the year ended July 31, 2010. Net cash provided by financing activities for the year ended July 31, 2011 consisted of $124,300 in proceeds from convertible notes payable, $29,200 in proceeds from convertible notes payable – related parties, $75,000 in proceeds from notes payable, a repayment of notes payable of $45,000, and a payment for cancellation of common stock of $25,000.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of July 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner	Ownership	of Class (a)
Common	Thomas C. Hemingway	1,950,000	14.40%
	Chairman and Chief Executive Officer
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Charles B. Mathews	125,000	0.92%
	Chief Financial Officer
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Donald Hejmanowski	1,000,000	7.38%
	Director
	1503 South Coast Dr. Ste. 206
	Costa Mesa, CA 92626

Common	Gary Cohee	1,400,000	10.34%
	PMB Securities
	4630 Campus Dr. Ste. 101
	Newport Beach, CA 92660

Common	ALL EXECUTIVE OFFICERS AND	3,075,000	23.70%
	DIRECTORS AS A GROUP (3 Persons)

(a) Calculated based on 13,544,375 shares outstanding as of October 31, 2011.

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

Date: December 16, 2011

Force Fuels, Inc.

By:	/s/ Thomas C. Hemingway
Thomas C. Hemingway
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas C. Hemingway	Chairman of the Board of Directors	December 16, 2011
Thomas C. Hemingway

/s/ Charles B. Mathews	Chief Financial Officer	December 16, 2011
Charles B. Mathews

/s/ Donald Hejmanowski	Director	December 16, 2011
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $3,801,802 as of July 31, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
	July 31,
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

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – July 31, 2009	7,682,763	$7,683	-	$-	$329,750	$(769,756)	$(432,323)
Common stock issued for signing bonus	1,000,000	1,000	-	-	299,000	-	300,000
Common stock issued for services	1,294,366	1,294	-	-	387,016	-	388,310
Common stock issued upon conversion of debt	148,000	148	-	-	570,866	-	571,014
Common stock issued for inducement of loan	150,000	150	-	-	133,350	-	133,500
Cancellation of common stock	(3,800,000)	(3,800)	-	-	3,800	-	-
Forgiveness of debt by shareholder	-	-	-	-	739,689	-	739,689
Fair value of warrants granted	-	-	-	-	80,047	-	80,047
Net loss	-	-	-	-	-	(2,281,889)	(2,281,889)
Balance – July 31, 2010	6,475,129	$6,475	-	$-	$2,543,518	$(3,051,645)	$(501,652)
Common stock issued for services	4,481,746	$4,482	-	$-	735,002	-	739,484
Common stock issued for extension of notes payable	200,000	200	-	-	23,800	-	24,000
Common stock issued for inducement of loan	60,000	60	-	-	15,540	-	15,600
Common stock issued upon default of note	500,000	500	-	-	224,500	-	225,000
Cancellation of common stock	(12,500)	(13)	-	-	(24,987)	-	(25,000)
Net loss	-	-	-	-	-	(750,157)	(750,157)
Balance – July 31, 2011	11,704,375	$11,704	-	$-	$3,517,373	$(3,801,802)	$(272,725)

See accompanying notes to the consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended
	July 31,
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

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At July 31, 2011, the Company had a working capital deficit of $1,275,767 and had accumulated losses of $3,801,802. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The table below shows the earnings (loss) per share, basic and diluted, for years ended July 31, 2011 and 2010:

	For the Year Ended July 31,
	2011	2010
Net loss	$(750,157)	$(2,281,889)
Weighted average common shares outstanding	8,726,860	7,773,790
Earnings per share:
Basic and diluted income per share from continuing operations	$(0.09)	$(0.29)

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

Note 7 – Contingent Liabilities

On May 23, 2011, the Company received a complaint from Oscar Luppi, former Chairman, President, Chief Executive Officer, and Treasurer of the Company. The complaint seeks contractual damages in the amount of $1,142,739, or alternatively the fair value of services of plaintiff of $413,973, or greater, plus interest.  The principal causes of action are breach of contract; and, common count for services rendered arising out of claims for allegedly unpaid wages and future wages. As of July 31, 2011, the Company has accrued $435,947 related to Mr. Luppi’s service to the Company which is recorded as accrued officer’s salaries on the accompanying balance sheet.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $66 crude oil price. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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