Form 10-Q
period 2011-10-31
FORCE FUELS INC.
filed 2011-12-20
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  000-49993

FORCE FUELS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	56-2284320
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1503 South Coast Drive, Ste. 206
Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(949) 783-6723
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐

As of December 15, 2011, there were 13,544,375 shares of the issuer’s common stock outstanding.

FORCE FUELS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FORCE FUELS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31, 2011	July 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash	$6,392	$2,624
Accounts receivable, net	2,009	-
Prepaid expenses	26,205	4,088
Notes receivable, related party	-	2,500
Total current assets	34,606	9,212

Deposits	12,638	12,638
Property, Plant & Equipment
Oil and gas properties (full cost method)	909,671	909,671
Other property, plant and equipment	138,300	138,300
Total property, plant and equipment	1,047,971	1,047,971
Accumulated depletion, depreciation and amortization	(30,056)	(24,737)
Total property, plant and equipment, net	1,017,915	1,023,234

Total assets	$1,065,159	$1,045,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$274,976	$246,331
Accrued officer salaries	694,809	626,082
Convertible notes payable	105,000	135,300
Convertible notes payable - related party	59,500	29,200
Notes payable - related party	7,200
Notes payable	248,066	248,066
Total current liabilities	1,389,551	1,284,979

Asset retirement obligation	33,700	32,830

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
no issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
13,544,375 and 11,704,375 shares outstanding, respectively.	13,544	11,704
Additional paid-in capital	3,636,333	3,517,373
Accumulated deficit	(4,007,969)	(3,801,802)
Total Stockholders' Deficit	(358,092)	(272,725)
Total Liabilities and Stockholders' Deficit	$1,065,159	$1,045,084

See accompanying notes to the condensed consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended
	October 31,
	2011	2010

REVENUES
Crude oil	$7,032	$32,849

COST OF GOODS SOLD	-	42,579

GROSS PROFIT (LOSS)	7,032	(9,730)

EXPENSES
Lease operating expense	316	15,394
Salary and wages - officers	103,212	100,832
General and administrative	97,898	187,646
Depletion, depreciation, amortization, and accretion	6,188	4,939
Total expenses	207,614	308,811

NET LOSS FROM OPERATIONS	(200,582)	(318,541)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of debt	-	(225,000)
Interest expense	(5,585)	(62,239)
Total other income (expense)	(5,585)	(287,239)

NET LOSS	(206,167)	(605,780)

Basic and diluted income (loss) per share, from continuing operations	$(0.02)	$(0.09)

Weighted average shares outstanding - basic and diluted	12,335,144	6,856,389

See accompanying notes to the condensed consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – July 31, 2010	6,475,129	$6,475	-	$-	$2,543,518	$(3,051,645)	$(501,652)
Common stock issued for services	4,481,746	4,482	-	-	735,002	-	739,484
Common stock issued for extension of notes payable	200,000	200	-	-	23,800	-	24,000
Common stock issued for inducement of loan	60,000	60	-	-	15,540	-	15,600
Common stock issued upon default of note	500,000	500	-	-	224,500	-	225,000
Cancellation of common stock	(12,500)	(13)	-	-	(24,987)	-	(25,000)
Net loss	-	-	-	-	-	(750,157)	(750,157)
Balance – July 31, 2011	11,704,375	$11,704	-	$-	$3,517,373	$(3,801,802)	$(272,725)
Common stock issued for services	1,840,000	$1,840	-	$-	118,960	-	120,800
Net loss	-	-	-	-	-	(206,167)	(206,167)
Balance – October 31, 2011	13,544,375	$13,544	-	$-	$3,636,333	$(4,007,969)	$(358,092)

See accompanying notes to the condensed consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2011	2010
Operating activities:
Net loss	$(206,167)	$(605,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization, and accretion	6,188	4,939
(Gain) loss on settlement of debt	-	225,000
Amortization of discount on debt	-	50,728
Expenses paid on behalf of the Company by a related party	5,558	-
Common stock issued for services and loan inducement	120,800	225,183
Changes in operating assets and liabilities:
Accounts receivable	(2,009)	7,451
Inventory	-	42,579
Deposits and prepaid expenses	(19,617)	(77,616)
Accounts payable and accrued expenses	28,644	(24,056)
Accrued salaries	68,728	103,093
Net cash provided by (used in) operating activities	2,125	(48,479)

Investing activities:
Note receivable - related party	-	(23,363)
Net cash used in financing activities	-	(23,363)

Financing activities:
Proceeds from related party notes payable	50,660	-
Proceeds from notes payable	-	30,000
Repayment of related party notes payable	(49,017)	-
Repayment of notes payable	-	(45,000)
Net cash provided by (used in) financing activities	1,643	(15,000)

Net increase (decrease) in cash	3,768	(86,842)

Cash, beginning of period	2,624	86,842

Cash, end of period	$6,392	$-

See accompanying notes to the condensed consolidated financial statements.

FORCE FUELS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

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

During the period ended October 31, 2011, the Company's principal business was the acquisition and management of oil, gas and alternative energy operations.  The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “FOFU.”  As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to Force Fuels, Inc.

Going Concern

The Company’s Consolidated Financial Statements included elsewhere in this Report have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to acquire oil and gas properties or obtain necessary financing to continue operations, and the attainment of profitable operations. At October 31, 2011, the Company had a working capital deficit of $1,354,945 and had accumulated losses of $4,007,969. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s Consolidated Financial Statements included elsewhere in this Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report filed with the SEC on Form 10-K on November 15, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of October 31, 2011, the Company had a cash balance of $6,392. As of July 31, 2011, the Company had a cash balance of $2,624. As of October 31, 2011 and July 31, 2011, the Company had no cash equivalents.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows at October 31, 2011 and July 31, 2011 were determined using a price estimate of $66 per barrel. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at October 31, 2011 and July 31, 2011, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are amortized using the units of production method. For the three months ended October 31, 2011, the Company recorded $339 in depletion expense associated with production.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the periods ended October 31, 2011 and 2010, no impairment of oil and gas properties was recorded.

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

The table below shows the earnings (loss) per share, basic and diluted, for three months ended October 31, 2011 and 2010:

	For the Three Months Ended
	October 31,
	2011	2010

Net loss	$(206,167)	$(605,780)
Weighted average common shares outstanding	12,335,144	6,856,389
Earnings per share:
Basic and diluted income per share from continuing operations	$(0.02)	$(0.09)

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Reclassification of Financial Statement Accounts

Certain amounts in the October 31, 2010 condensed consolidated financial statements have been reclassified to conform to the presentation in the October 31, 2011 condensed consolidated financial statements.

Note 2 – Properties and Equipment, net

The Company’s property and equipment as of October 31, 2011 and October 31, 2010 are summarized as follows:

	October 31,	July 31,
	2011	2011

Well operating equipment	$138,300	$138,300
Less: accumulated depreciation	(30,056)	(24,737)

Property and equipment, net	$108,244	$113,563

Depreciation expense for the three months ended October 31, 2011 and 2010 was $4,980 and $4,939, respectively.

Note 3 – Related Party Transactions

During the three months ended October 31, 2011, the Company borrowed $56,218 from related parties.  The additional borrowings were made up of $50,660 in cash, and $5,558 of Company expenses which were paid on behalf of the Company by related parties.  The notes payable are unsecured, bear no interest, and are due on demand.  Due the same period, the Company made $49,018 of cash payments against all outstanding notes payable due to related parties.  The Company owed $66,700 and $59,500 to related parties at October 31, 2011 and July 31, 2011, respectively.

Note 4 – Stockholders’ Deficit

Common Stock

During the three months ended October 31, 2011, the Company issued 1,840,000 shares of common stock for services valued at $120,800 in the aggregate.

Note 5 – Contingencies, Environmental and Other

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $33,700 and $32,830 for its estimated asset retirement obligation as of October 31, 2011 and 2010, respectively.

Note 6 – Contingent Liabilities

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

Note 7 – Oil and Gas Properties

Oil and gas properties are stated at cost. The Company recognized $339 in depletion during the three months ended October 31, 2011. The Company did not recognize any depletion during the three months ended October 31, 2010. Gains and losses on sales and disposals are included in the statements of operations. As of October 31, 2011 and July 31, 2011, oil and gas properties consisted of the following:

	October 31,	July 31,
	2011	2011
Producing Activities
Proved properties	$909,671	$909,671
Accumulated depletion	(339)	-

Net Oil and Gas Properties	$909,332	$909,671

Capitalized Costs for Oil and Gas:

	October 31,	July 31,
	2011	2011
Costs Incurred in Oil and Gas Acquisition and Development Activities
Produced properties	$909,671	$909,671
Accumulated depletion	(339)	-

Total	$909,332	$909,671

Note 8 – Supplemental Cash Flow Information

Non-cash investing and financing activities for the year ended July 31, 2011 included the following:

	For the Three Months Ended
	October 31,
	2011	2010
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non cash financing activities:
Issuance of common stock for prepaid expenses	$-	$100,000

Note 9 – Subsequent Events

On December 14, 2011, the Company filed a Form S-8 Registration Statement to register 3,000,000 shares of common stock under the Company’s 2011 Stock Incentive Plan.

In accordance with ASC 855, Company management has reviewed all material events through the date of this report and there are no additional subsequent events to report other than those events listed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Disclosure

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Force Fuels, Inc. that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Force Fuels, Inc.’s management.  Words such as “outlook,” “believes,” “expects,” “appears,” “may,” “will,” “should,” “anticipates” or the negative or correlations thereof or comparable terminology are intended to identify such forward-looking statements.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to revise or update publicly any forward-looking statements.

General

The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Overview

The following is a discussion of the financial condition of the Company as of October 31, 2011, and results of operations of the Company as of and for the period ended October 31, 2011.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 15, 2011.

Description of the Company

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

During the period ended October 31, 2011, the Company's principal business was the acquisition and management of oil, gas and alternative energy operations.  The Company's common shares are currently quoted on the OTC Pink market of OTC Markets Group, Inc. under the trading symbol “FOFU.”  As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to Force Fuels, Inc.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended October 31, 2011 to the Three Months Ended October 31, 2010

Revenues

The Company produced $7,032 in revenue for the three months ended October 31, 2011.

The Company sold $32,849 in oil inventory during the three months ended October 31, 2010. During the same period, the Company recorded $42,579 in cost of goods related to this oil inventory resulting in a gross loss of $9,730 for the three months ended October 31, 2010.

Operating Expenses

Our total operating expenses for the three months ended October 31, 2011 decreased $101,197 or approximately 33% to $207,614 from $308,811 for the three months ended October 31, 2010. This decrease is primarily attributable to the reduction in general and administrative expenses of $89,748 to $97,898 for the three months ended October 31, 2011 from $187,646 for the three months ended October 31, 2010, a reduction in the lease operating expenses of $15,078 to $316 for the three months ended October 31, 2011 from $15,394 for the three months ended October 31, 2010.

Our total operating expenses for the three months ended October 31, 2011 of $207,614 consisted of lease operating expenses of $316, salary and wages – officers of $103,212, general and administrative expenses of $97,898, and depletion, depreciation, amortization, and accretion expense of $6,188.

Our total operating expenses for the three months ended October 31, 2010 of $308,811 consisted of lease operating expenses of $15,394, salary and wages – officers of $100,832, general and administrative expenses of $187,646, and depletion, depreciation, amortization, and accretion expense of $4,939.

Net Loss

We had a net loss of $206,167 for the three months ended October 31, 2011. This loss is primarily attributable to the revenue of $7,032 offset by expenses of $207,614.

We had a net loss of $605,780 for the three months ended October 31, 2010. This loss is primarily attributable to the gross loss of $9,730, total expenses of $308,811, and other expenses consisting of $225,000 loss on settlement of debt and interest expense of $62,239.

Liquidity and Capital Resources

As of October 31, 2011, we had a working capital deficit of $1,354,945 consisting of liabilities of $1,389,552 and current assets of $34,607. As of October 31, 2011, we had $6,392 in cash. Our accumulated deficit of $4,007,969 as of October 31, 2011 was mainly funded by a combination of prior debt and equity financing by way of private placements of our common stock.

Net cash provided by operating activities was $2,125 for the three months ended October 31, 2011 compared to net cash used in operating activities of $48,479 for the three months ended October 31, 2010. For the three months ended October 31, 2011, net cash provided by operating activities consisted primarily of a net loss of $206,167, offset by non-cash expenses of $6,188 related to depletion, depreciation, amortization, and accretion, expenses paid on behalf of the Company by a related party of $5,558, and common stock issued for services and loan inducement of $120,800. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included an increase in accounts receivable of $2,009, an increase in deposits and prepaid expenses of $19,617, an increase in accounts payable and accrued expenses of $28,644, and an increase in accrued salaries of $68,728.

For the three months ended October 31, 2010, net cash used in operating activities consisted primarily of a net loss of $605,780, offset by non-cash expenses of $4,939 related to depletion, depreciation, amortization, and accretion, loss on settlement of debt of $225,000, amortization of discount on debt of $50,728, and common stock issued for services and loan inducement of $225,183. Additionally, changes in operating assets and liabilities impacted the net cash provided by operating activities. These changes included a decrease in accounts receivable of $7,451, a decrease in inventory of $42,579, an increase in deposits and prepaid expenses of $77,616, a decrease in accounts payable and accrued expenses of $24,056, and an increase in accrued salaries of $103,093.

There was no net cash provided by or used in financing activities or investing activities in the three months ended August 31, 2010 or 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2011.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 31, 2011based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2011.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at October 31, 2011:

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2011, the Company hired a Chief Financial Officer to maintain the Company’s accounting processes and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 31, 2011, other than the proceedings described below, we knew of no material pending legal proceedings to which the Company was a party or of which its property was the subject.

On May 23, 2011, the Company received a complaint from Oscar Luppi, former Chairman, President, Chief Executive Officer, and Treasurer of the Company. The complaint seeks contractual damages in the amount of $1,142,739, or alternatively the fair value of services of plaintiff of $413,973, or greater, plus interest.  The principal causes of action are breach of contract; and, common count for services rendered arising out of claims for allegedly unpaid wages and future wages. As of October 31, 2011, the Company has accrued $435,947 related to Mr. Luppi’s service to the Company which is recorded as accrued officer’s salaries on the accompanying balance sheet.

Our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Subsequent Events

On December 14, 2011, the Company filed a Form S-8 Registration Statement to register 3,000,000 shares of common stock under the Company’s 2011 Stock Incentive Plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.
(Registrant)

December 20, 2011	By /s/ Thomas Hemingway
Thomas Hemingway
Chief Executive Officer

December 20, 2011	By /s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer

Exhibit Index

The following exhibits are filed herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Exhibit

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Thomas Hemingway, Chief Executive Officer.

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Charles B. Mathews, Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Thomas Hemingway, Chief Executive Officer and Charles B. Mathews, Chief Financial Officer.

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-7

* Filed herewith.
** To be filed by Amendment