Form 10-Q/A
period 2011-10-31
FORCE FUELS INC.
filed 2012-01-18
CIK 1182011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this  Amendment No. 1 to the Company's  Quarterly  Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange  Commission on December 20, 2011 (the "Form 10-Q"),  is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes  from  the  Form  10-Q  formatted  in XBRL  (Extensible  Business Reporting Language).

No other  changes have been made to the Form 10-Q.  This  Amendment No. 1 to the Form 10-Q  continues to speak as of the  original  filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the  Interactive  Data Files on Exhibit 101  hereto  are  deemed  not  filed  or part  of a  registration  statement  or prospectus  for purposes of Sections 11 or 12 of the  Securities Act of 1933, as amended,  are deemed not filed for purposes of Section 18 of the  Securities Act of 1934,  as amended,  and  otherwise  are not subject to liability  under those sections.

Item 6. Exhibits

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

* Previously filed
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE FUELS, INC.
(Registrant)

January 18, 2012	By /s/ Thomas Hemingway
Thomas Hemingway
Chief Executive Officer

January 18, 2012	By /s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer